Form 10-Q
period 1996-03-31
WILLOWBRIDGE STRATEGIC TRUST
filed 1996-05-15
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 33-80443

                          WILLOWBRIDGE STRATEGIC TRUST
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-7075398
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York                         10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No CK

                         Part I. FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS
                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                        STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 1996
                                  (Unaudited)

                                     ASSET

Cash....................................................................................    $1,000
                                                                                           -------
                                                                                           -------

                                           TRUST EQUITY
General Interests--10 Interests outstanding.............................................    $1,000
                                                                                           -------
                                                                                           -------

         The accompanying notes are an integral part of this statement.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                   NOTES TO STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   Willowbridge Strategic Trust (the ``Trust'') was organized under the Delaware Business Trust Statute on October 16, 1995 but had not commenced operations as of March 31, 1996. The Trust will terminate on December 31, 2015 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the ``Trust Agreement''). The Trust was formed to engage in the speculative trading of commodity futures, options and forward contracts. The Trustee of the Trust is Wilmington Trust Company. The managing owner is Prudential Securities Futures Management Inc. (the ``Managing Owner''), a wholly-owned subsidiary of Prudential Securities Incorporated (``PSI''), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. PSI is the principal underwriter and selling agent for the Trust's interests (the ``Interests'') as well as the commodity broker (``Commodity Broker'') of the Trust.

   The Trust Agreement provides that at least 100,000 Interests at $100 per Interest must be subscribed for and accepted during the Initial Offering Period (as defined in the Trust Agreement) before Trust operations may commence. The Trust is offering a maximum of $100,000,000 of limited interests. Following the close of the Initial Offering Period, additional Interests will be offered monthly at the then current net asset value per Interest until no later than two years from the date of the prospectus (February 7, 1996) but in no event after $100,000,000 in limited interests are sold (the ``Continuous Offering Period''). A minimum initial contribution of $5,000 ($2,000 for an IRA account) is required for each new limited owner unless the Managing Owner, in its sole discretion, approves a contribution of a lesser amount. Existing limited owners will be permitted to make additional contributions in increments of not less than $100 during the Continuous Offering Period.

   Redemptions may occur monthly, on at least 10 days' prior written notice, commencing with the end of the first full quarter of Trust trading activity. Redemptions will be at the net asset value per Interest, however, Interests redeemed on or prior to the end of the first and second successive six-month periods after their purchase will be subject to a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed. These redemption charges will be paid to the Managing Owner. Partial redemptions will be permitted.

   As of March 31, 1996, $1,000 had been contributed to the Trust by the Managing Owner. The Managing Owner will contribute to the Trust an additional amount between $100,000 and $1,009,000 depending upon the total number of limited interests sold. In return, the Managing Owner will receive a proportionate number of general interests and will have at least a 1% interest in the profits and losses of the Trust. The Managing Owner will be required to maintain at least a 1% interest in the Trust so long as it is acting as the Managing Owner.

   The Managing Owner, on behalf of the Trust, entered into an agreement (the ``Advisory Agreement'') with Willowbridge Associates Inc., an independent commodity trading manager (the ``Trading Manager''). The Managing Owner will make 100% of the Trust's assets available for trading by the Trading Manager, however, the Managing Owner retains the authority to override trading instructions that violate the Trust's trading policies. In its trading on behalf of the Trust, the Trading Manager will initially allocate the Trust's assets to the following five trading strategies: XLIM-50%, Argo-20%, and Titan, Vulcan, and Siren-10% each. The Advisory Agreement is for an initial term of approximately one year and may be renewed thereafter for additional successive one-year terms. The Managing Owner retains the right to retain additional or substitute commodity trading managers at its discretion.

B. Summary of Significant Accounting Policies

Basis of Accounting

   The books and records of the Trust are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

Income Taxes

   The Trust is not required to provide for, or pay, any federal or state income taxes. Income tax attributes that arise from its operations will be passed directly to the individual limited owners and the Managing Owner. The Trust may be subject to other state and local taxes in jurisdictions in which it operates.

Profit and loss allocations and distributions

   The Trust intends to allocate profits and losses for both financial and tax reporting purposes to the limited owners and the Managing Owner monthly on a pro-rata basis based on each owner's Interests outstanding during the month. Distributions will be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective equity balances of the Managing Owner and limited owners.

C. Fees

Organizational, Offering, General and Administrative Costs

   PSI or its affiliates will pay the costs of organizing the Trust and offering its Interests as well as administrative costs incurred by the Managing Owner or its affiliates for services it performs for the Trust. These costs include, but are not limited to, those discussed in Note D below. Routine legal, audit, postage, and other third party costs also will be paid by PSI or its affiliates.

Management and Incentive fees

   The Trust will pay the Trading Manager a monthly management fee of 1/4 of 1% (3% per annum) of the Trust's Net Asset Value allocated to its management as of the last day of each month and a quarterly incentive fee of 20% of such Trading Manager's ``New High Net Trading Profits'' (as defined in the Advisory Agreement).

Commissions

   The Managing Owner, on behalf of the Trust, entered into an agreement (the ``Brokerage Agreement'') with PSI to act as Commodity Broker whereby the Trust will pay a fixed monthly fee for brokerage services rendered. The monthly fee will equal .64583 of 1% (7.75% per annum) of the Trust's Net Asset Value as of the first day of each month. From this fee, PSI will pay all of the Trust's execution (i.e., floor brokerage expenses, give-up charges and NFA, clearing and exchange fees) and account maintenance costs, as well as compensation to employees who sell Interests in the Trust.

D. Related Parties

   The Managing Owner or its affiliates will perform services for the Trust which will include but not be limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   One hundred percent of the proceeds of this offering will be received in the Trust's name and deposited in cash in segregated trading accounts at PSI for as long as the Trust's Brokerage Agreement with PSI remains in effect. PSI will credit the Trust monthly with the interest earned on 80% of the equity in these accounts and will retain the interest earned on the remaining 20%.

   When the Trust engages in forward foreign currency transactions, it will trade with PSI who will simultaneously engage in back-to-back transactions with an affiliate who, pursuant to the Trust's prospectus, is obligated to charge a competitive price.

E. Credit and Market Risk

   Since the Trust's business will be to trade futures, forward and options contracts, its capital will be at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) will frequently result in changes in the Trust's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Trust's exposure to market risk will be influenced by a number of factors including the relationships among the contracts to be held by the Trust as well as the liquidity of the markets in which the contracts are to be traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Trust must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Trust will present unrealized gains and losses on open forward positions as a net amount in the statement of financial condition because it has a master netting agreement with PSI.

   The Managing Owner will attempt to minimize both credit and market risks by requiring the Trust's Trading Manager to abide by various trading limitations and policies. The Managing Owner will monitor compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, it is intended that PSI will be the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Manager as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, will be required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. Part 30.7 of the CFTC regulations also will require PSI to secure assets of the Trust related to foreign futures and options trading. There are no segregation requirements for assets related to forward trading.

F. Subsequent Event

   On May 1, 1996, the Trust accepted subscriptions for 125,352 limited interests and an additional 1,500 general interests and commenced its trading activities. The proceeds to the Trust were $12,685,200.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of March 31, 1996 the minimum required capital of $10,000,000 raised by the Trust through its public offering of Interests had not yet become available. This caused the Trust to have limited funds on March 31, 1996. The Trust plans to use the funds raised from investors by means of this offering of Interests for the speculative trading of a portfolio consisting primarily of commodity futures, forward and options contracts. On May 1, 1996 the Trust commenced its trading activities with gross proceeds of $12,686,200. Additional Interests will be offered monthly at the then current net asset value per Interest until no later than two years from the date of the prospectus (February 7, 1996) but in no event after $100,000,000 in limited interests are sold.

   The Trust's net assets will be held in accounts at PSI. A significant portion of the net assets will be held in cash which will be used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust will be to trade in commodities, the Trust will continue to own such liquid assets to be used as margin. PSI will credit the Trust monthly with 80% of the interest it earns on the equity in these accounts and will retain the remaining 20%.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trust from promptly liquidating its commodity futures positions.

   Since the Trust's business will be to trade futures, forward and options contracts, its capital will be at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Managing Owner will attempt to minimize these risks by requiring the Trust's Trading Manager to abide by various trading limitations and policies. See Note E to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures, forward and options contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

   Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   Through March 31, 1996, the Trust had no operations.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

         3.1
         and
          4.1--Second Amended and Restated Declaration of Trust and Trust
               Agreement of the Registrant dated as of December 14, 1995 (incorporated by reference to Exhibit 3.1 to 4.1 to the Registrant's Registration Statement on Form S-1, File No. 33-80443, dated as of December 14, 1995)

          4.2--Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 33-80443, dated as of December 14, 1995)

          4.3--Request for Redemption (incorporated by reference to Exhibit 4.3 to the Registrant's Registration
               Statement on Form S-1, File No. 33-80443, dated as of December 14, 1995)

        10.8--Form of Foreign Currency Addendum to Brokerage
              Agreement between the Registrant and Prudential
              Securities Incorporated (filed herewith)

        27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOWBRIDGE STRATEGIC TRUST

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant