Form 10-Q
period 1996-06-30
WILLOWBRIDGE STRATEGIC TRUST
filed 1996-08-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 33-80443

                          WILLOWBRIDGE STRATEGIC TRUST
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                           13-7075398
- --------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)           Identification No.)

One New York Plaza, 13th Floor, New York, New York               10292
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS
                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $15,459,594       $  1,000
Net unrealized gain on open commodity positions                            199,963             --
                                                                       -----------     ------------
Net equity                                                              15,659,557          1,000
Other receivable                                                             7,693             --
                                                                       -----------     ------------
Total assets                                                           $15,667,250       $   1000
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Management fee payable                                                 $    39,168       $     --
                                                                       -----------     ------------
Commitments
Trust capital
Limited interests (172,440.473 and 0 interests outstanding)             15,454,967             --
General interests (1,931.566 and 10 interests outstanding)                 173,115          1,000
                                                                       -----------     ------------
Total trust capital                                                     15,628,082          1,000
                                                                       -----------     ------------
Total liabilities and trust capital                                    $15,667,250       $  1,000
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general interest (``Interests'')       $     89.62       $ 100.00
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                            For the period from
                                                                                May 1, 1996
                                                                              (commencement of
                                                                                operations)
                                                                                  through
                                                                                  June 30,
                                                                                    1996
- ---------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                                     $ (1,405,524)
Net unrealized gain on commodity positions                                           199,963
Interest income                                                                      116,173
                                                                         --------------------------
                                                                                  (1,089,388)
                                                                         --------------------------
EXPENSES
Commissions                                                                          183,456
Management fees                                                                       67,829
                                                                         --------------------------
                                                                                     251,285
                                                                         --------------------------
Net loss                                                                        $ (1,340,673)
                                                                         --------------------------
                                                                         --------------------------
ALLOCATION OF NET LOSS
Limited interests                                                               $ (1,324,788)
                                                                         --------------------------
                                                                         --------------------------
General interests                                                               $    (15,885)
                                                                         --------------------------
                                                                         --------------------------
NET LOSS PER WEIGHTED AVERAGE LIMITED
AND GENERAL INTEREST
Net loss per weighted average limited and general interest                      $      (8.95)
                                                                         --------------------------
                                                                         --------------------------
Weighted average number of limited and general interests outstanding             149,742.020
                                                                         --------------------------
                                                                         --------------------------
- ---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
- -----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1995                     10     $        --     $  1,000      $     1,000
Contributions                               176,112.039      16,937,500      188,000       17,125,500
Net loss                                             --      (1,324,788)     (15,885 )     (1,340,673)
Redemptions                                  (1,750.000)       (157,745)          --         (157,745)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 1996                174,372.039     $15,454,967     $173,115      $15,628,082
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
- -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                   NOTES TO STATEMENTS OF FINANCIAL CONDITION
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   Willowbridge Strategic Trust (the ``Trust'') was organized under the Delaware Business Trust Statute on October 16, 1995 and commenced trading operations on May 1, 1996. The Trust will terminate on December 31, 2015 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the ``Trust Agreement''). The Trust was formed to engage in the speculative trading of commodity futures, options and forward contracts. The Trustee of the Trust is Wilmington Trust Company. The managing owner is Prudential Securities Futures Management Inc. (the ``Managing Owner''), a wholly-owned subsidiary of Prudential Securities Incorporated (``PSI''), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. PSI is the principal underwriter and selling agent for the Trust's interests (the ``Interests'') as well as the commodity broker (``Commodity Broker'') of the Trust.

   The Trust is offering a maximum of $100,000,000 of limited interests. On May 1, 1996, the Trust completed its initial offering with gross proceeds of $12,686,200 from the sale of 125,352 limited interests and 1,510 general interests. Additional Interests are being offered monthly at the then current net asset value per Interest until no later than two years from the date of the prospectus (February 7, 1996) but in no event after $100,000,000 in limited interests are sold (the ``Continuous Offering Period''). A minimum initial contribution of $5,000 ($2,000 for an IRA account) is required for each new limited owner unless the Managing Owner, in its sole discretion, approves a contribution of a lesser amount. Existing limited owners are permitted to make additional contributions in increments of not less than $100 during the Continuous Offering Period.

   Redemptions are permitted monthly, on at least 10 days' prior written notice, commencing with the end of the first full month of Trust trading activity, May 31, 1996. Redemptions will be at the net asset value per Interest, however, Interests redeemed on or prior to the end of the first and second successive six-month periods after their purchase are subject to a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed. These redemption charges will be paid to the Managing Owner. Partial redemptions are permitted.

   The Managing Owner is required to maintain at least a 1% interest in the Trust so long as it is acting as the Managing Owner. Therefore, it must contribute to the Trust between $101,000 and $1,010,000 depending upon the total number of limited interests sold during the Initial & Continuous Offering Periods. In return, it is entitled to a proportionate number of general interests with at least a 1% interest in the profits and losses of the Trust.

   The Managing Owner, on behalf of the Trust, entered into an agreement (the ``Advisory Agreement'') with Willowbridge Associates Inc., an independent commodity trading manager (the ``Trading Manager''). The Managing Owner has made 100% of the Trust's assets available for trading by the Trading Manager; however, the Managing Owner retains the authority to override trading instructions that violate the Trust's trading policies. The Advisory Agreement is for an initial term of approximately one year and may be renewed thereafter for additional successive one-year terms. The Managing Owner retains the right to retain additional or substitute commodity trading managers at its discretion.

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Trust as of June 30, 1996 and the results of its operations for the period ended June 30, 1996. However, the operating results for the interim period may not be indicative of the results expected for the full year.

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

Profit and loss allocations and distributions

   The Trust allocates profits and losses for both financial and tax reporting purposes to the limited owners and the Managing Owner monthly on a pro-rata basis based on each owner's Interests outstanding during the month. Distributions (other than on redemptions of Units) are made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital accounts of the owners. No distributions have been made since inception.

C. Fees

Organizational, Offering, General and Administrative Costs

   PSI or its affiliates pay the costs of organizing the Trust and offering its Interests as well as administrative costs incurred by the Managing Owner or its affiliates for services it performs for the Trust. These costs include, but are not limited to, those discussed in Note D below. Routine legal, audit, postage, and other third party costs are also paid by PSI or its affiliates.

Management and Incentive fees

   The Trust pays the Trading Manager a monthly management fee of 1/4 of 1% (3% per annum) of the Trust's Net Asset Value as of the last day of each month and a quarterly incentive fee of 20% of ``New High Net Trading Profits'' (as defined in the Advisory Agreement).

Commissions

   The Managing Owner, on behalf of the Trust, entered into an agreement (the ``Brokerage Agreement'') with PSI to act as Commodity Broker whereby the Trust pays a fixed monthly fee for brokerage services rendered. The monthly fee is equal to .64583 of 1% (7.75% per annum) of the Trust's Net Asset Value as of the first day of each month. From this fee, PSI pays all of the Trust's execution (i.e., floor brokerage expenses, give-up charges and NFA, clearing and exchange fees) and account maintenance costs, as well as compensation to employees who sell Interests in the Trust.

D. Related Parties

   The Managing Owner or its affiliates perform services for the Trust which include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   One hundred percent of the proceeds of this offering are received in the Trust's name and deposited in cash in segregated trading accounts at PSI and will remain there for as long as the Trust's Brokerage Agreement with PSI remains in effect. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

   When the Trust engages in forward foreign currency transactions, it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Trust's prospectus, is obligated to charge a competitive price.

E. Credit and Market Risk

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Trust's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Trust's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Trust as well as the liquidity of the markets in which the contracts are traded.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust's Trading Manager to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Manager as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At June 30, 1996, such segregated assets totalled $6,920,259. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $8,739,298 at June 30, 1996. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1996, all open futures contracts mature within six months.

   As of June 30, 1996, gross contract amounts of open futures contracts are:

                                                             June 30,
                                                               1996
                                                            -----------
                            Financial Futures Contracts:
                              Commitments to purchase       $ 9,123,704
                              Commitments to sell           $ 1,623,469
                            Currency Futures Contracts:
                              Commitments to purchase       $ 7,688,300
                              Commitments to sell           $42,280,200
                            Other Futures Contracts:
                              Commitments to purchase       $19,732,820
                              Commitments to sell           $ 9,424,055

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1996 the fair values of futures contracts were:

                                                        Assets        Liabilities
                                                      -----------     -----------
                           Domestic exchanges
                              Financial                $   71,125      $   10,844
                              Currencies                  147,112         177,880
                              Other                       490,161         321,630
                           Foreign exchanges
                              Financial                    22,221              --
                              Other                            --          20,302
                                                      -----------     -----------
                                                       $  730,619      $  530,656
                                                      -----------     -----------
                                                      -----------     -----------

    The following table presents the average fair value of futures contracts for the period from May 1, 1996 (the commencement of operations) through June 30, 1996.

                                                      Assets         Liabilities
                                                   ------------      -----------
                          Domestic exchanges
                             Financial               $ 80,688         $   14,328
                             Currencies               144,921            118,440
                             Other                    334,102            453,315
                          Foreign exchanges
                             Financial                 11,111             11,196
                             Other                         --             20,314
                                                   ------------      -----------
                                                     $570,822         $  617,593
                                                   ------------      -----------
                                                   ------------      -----------

    The following table presents the net realized gains (losses) and the net unrealized gains (losses) of futures and options contracts for the period from May 1, 1996 (the commencement of operations) through June 30, 1996.

                                                       Net Realized      Net Unrealized
                                                      Gains (Losses)     Gains (Losses)        Total
                                                      --------------     --------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                         $   (313,625)        $ 60,281        $  (253,344)
     Currencies                                              49,662          (30,768)            18,894
     Other                                               (1,028,451)         168,531           (859,920)
  Foreign exchanges
     Financial                                              (53,985)          22,222            (31,763)
     Other                                                       --          (20,303)           (20,303)
Options Contracts:
  Domestic exchanges
     Currencies                                             (47,250)              --            (47,250)
     Other                                                  (11,875)              --            (11,875)
                                                      --------------     --------------     -----------
                                                       $ (1,405,524)        $199,963        $(1,205,561)
                                                      --------------     --------------     -----------
                                                      --------------     --------------     -----------

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on May 1, 1996 with gross proceeds of $12,686,200 allocated to commodities trading. Additional Interests are offered monthly at the then current net asset value per Interest until no later than two years from the date of the prospectus (February 7, 1996) but in no event after $100,000,000 in limited interests are sold.

   At June 30, 1996, 100% of the Trust's net assets were allocated to commodity trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

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

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Managing Owner attempts to minimize these risks by requiring the Trust's Trading Manager to abide by various trading limitations and policies. See Note E to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures, forward and options contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests for the period from May 1, 1996 (commencement of operations) through June 30, 1996 were $157,745. Additional contributions raised through the continuous offering for the period May 1, 1996 (commencement of operations) to June 30, 1996 resulted in additional gross proceeds to the Trust of $4,440,300. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The Trust commenced trading operations on May 1, 1996, and as such, no comparative information is available for 1995.

   The net asset value per Interest as of June 30, 1996 was $89.62, a decrease of 10.38% from the May 1, 1996 initial net asset value per Interest of $100.00.

   The Trust's performance was negative in the month of May. Losses were incurred in the grains, softs, currencies, metals, energies, financials, meats, and stock indices sectors. In the grains markets, profits in corn offset losses in wheat and soybean by-products. Corn prices rose steadily during most of May as heavy rains in the U.S. prevented farmers from planting their spring crops. However, late in the month, forecasts for clear weather in these regions pushed corn prices down thereby reducing overall profits. In the softs sector, cotton prices also reacted to U.S. weather conditions, dropping in price late in the month. In the coffee markets, prices reversed as anticipated freezes in Brazil became less likely to occur. In the currencies sector, the dollar remained strong against the German mark and Japanese yen, but at month-end a market correction eliminated prior gains. In the energies sector, prices declined during the month as the U.N. agreed to permit Iraqi oil in the market creating an adverse effect on long positions in unleaded gas. In the financials sector, U.S. bond markets remained volatile, which affected bond markets worldwide, as investors struggled to interpret conflicting U.S. economic reports. Positions in U.S. and Japanese bonds were unprofitable.

   The Trust's performance was also negative in the month of June. Profits in the energies, metals, currencies and softs sectors were outweighed by losses in the grains, financials, meats and stock indices sectors. In the energies sector, positions in natural gas and light crude oil were profitable. In the precious metals sector, selling gold positions were benefited by continuing International Monetary Fund discussions about the possibilities of gold sales. The Trust incurred losses in the grains sector. More favorable weather conditions during June and reports of cancellations of some grain export orders caused grain futures to decline during the month. However, month-end prices were somewhat boosted by new indications of tight grain supply and hot weather conditions. In the U.S. financials markets, the Trust also incurred losses. Interest rates rose sharply on a very strong Labor Department non-farm payroll figure. Later in the month, the market reflected conflicting expectations of the degree of U.S. economic strength and the level of inflation. In the currencies sector, losses were incurred in positions in the German mark which were offset by gains in the Japanese yen.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $116,000 for the period ended June 30, 1996.

   Commissions are calculated on the Trust's net asset value at the beginning of the month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the period ended June 30, 1996 were approximately $183,000.

   All trading decisions for the Trust are made by Willowbridge Associates Inc., the Trading Manager. Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the period ended June 30, 1996 were approximately $68,000.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the Trading Manager. No incentive fees were earned during the period ended June 30, 1996.

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

        27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOWBRIDGE STRATEGIC TRUST

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       11