Form 10-K
period 1995-12-31
WILLOWBRIDGE STRATEGIC TRUST
filed 1996-10-22
CIK 1005006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 33-80443

                          WILLOWBRIDGE STRATEGIC TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                          13-7075398
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

One New York Plaza, 13th Floor, New York, New York             10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:
                                       None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                              Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                       (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No CK

   Pursuant to Section 15(d)(2) of the Securities Exchange Act of 1934, this report contains only financial statements for the fiscal year ended December 31, 1995.

Deloitte &            Two World Financial Center      Telephone: (212) 436-2000
Touche LLP            New York, New York 10281-1414   Facsimile:(212) 436-5000
----------
     (LOGO)

                       INDEPENDENT AUDITOR'S REPORT

To the Interestholders of
Willowbridge Strategic Trust:

We have audited the accompanying statement of financial condition of Willowbridge Strategic Trust as of December 31, 1995. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of financial condition. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of financial condition presentation. We believe that our audit of the statement of financial condition provides a reasonable basis for our opinion.

In our opinion, such statement of financial condition presents fairly, in all material respects, the financial position of Willowbridge
Strategic Trust as of December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
October 14, 1996

                                       2
-----------------
Deloitte Touche
Tohmatsu
International
-----------------

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                        STATEMENT OF FINANCIAL CONDITION
                               DECEMBER 31, 1995

                                     ASSET

Cash....................................................................................    $1,000
                                                                                           -------
                                                                                           -------
                                          TRUST CAPITAL
General interests--10 interests outstanding.............................................    $1,000
                                                                                           -------
                                                                                           -------

         The accompanying notes are an integral part of this statement.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                   NOTES TO STATEMENT OF FINANCIAL CONDITION
                               DECEMBER 31, 1995

A. General

   Willowbridge Strategic Trust (the ``Trust'') was organized under the Delaware Business Trust Statute on October 16, 1995 but had not commenced operations as of December 31, 1995. The Trust will terminate on December 31, 2015 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the ``Trust Agreement''). The Trust was formed to engage in the speculative trading of commodity futures, options and forward contracts. The Trustee of the Trust is Wilmington Trust Company. The managing owner is Prudential Securities Futures Management Inc. (the ``Managing Owner''), a wholly-owned subsidiary of Prudential Securities Incorporated (``PSI''), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. PSI is the principal underwriter and selling agent for the Trust's interests (the ``Interests'') as well as the commodity broker (``Commodity Broker'') of the Trust.

   The Trust Agreement provides that at least 100,000 Interests at $100 per Interest must be subscribed for and accepted during the Initial Offering Period (as defined in the Trust Agreement) before Trust operations may commence. Otherwise, all subscription proceeds, together with any interest earned thereon, will be returned to the subscribers. The Trust is offering a maximum of $100,000,000 of limited interests. Following the close of the Initial Offering Period, additional Interests will be offered monthly at the then current net asset value per Interest until no later than two years from the date of the prospectus but in no event after $100,000,000 in limited interests are sold (the ``Continuous Offering Period''). A minimum initial contribution of $5,000 ($2,000 for an IRA account) is required for each new limited owner unless the Managing Owner, in its sole discretion, approves a contribution of a lesser amount. Existing limited owners will be permitted to make additional contributions in increments of not less than $100 during the Continuous Offering Period.

   Redemptions may occur monthly, on at least 10 days' prior written notice, commencing with the end of the first full month of Trust trading activity. Redemptions will be at net asset value per Interest, however, Interests redeemed on or prior to the end of the first and second successive six-month periods after their purchase will be subject to a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed. These redemption charges will be paid to the Managing Owner. Partial redemptions will be permitted.

   As of December 31, 1995, $1,000 had been contributed to the Trust by the Managing Owner. The Managing Owner is required to maintain at least a 1% interest in the Trust so long as it is acting as the Managing Owner. Therefore, it must contribute to the Trust between $101,000 and $1,010,000 depending upon the total number of limited interests sold during the Initial and Continuous Offering Periods. In return, it is entitled to a proportionate number of general interests with at least a 1% interest in the profits and losses of the Trust.

   The Managing Owner, on behalf of the Trust, entered into an advisory agreement (the ``Advisory Agreement'') with Willowbridge Associates Inc., an independent commodity trading manager (the ``Trading Manager''). The Managing Owner will make 100% of the Trust's assets available for trading by the Trading Manager; however, the Managing Owner retains the authority to override trading instructions that violate the Trust's trading policies. The Advisory Agreement will be for an initial term of approximately one year and may be renewed thereafter for additional successive one-year terms. The Managing Owner retains the right to retain additional or substitute commodity trading managers at its discretion.

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

Profit and loss allocations and distributions

   The Trust intends to allocate profits and losses for both financial and tax reporting purposes to the limited owners and the Managing Owner monthly on a pro-rata basis based on each owner's Interests outstanding during the month. Distributions (other than on redemptions of Interests) will be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital accounts of the owners.

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

D. Related Parties

   The Managing Owner or its affiliates will perform services for the Trust which will include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, will be required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating domestic futures and options trading and not to commingle such assets with other assets of PSI. Part 30.7 of the CFTC regulations also will require PSI to secure assets of the Trust related to foreign futures and options trading. There are no segregation requirements for assets related to forward trading.

F. Subsequent Event

   On May 1, 1996, the Trust accepted subscriptions for 125,352 limited interests and an additional 1,500 general interests and commenced its trading activities. The initial proceeds to the Trust were $12,685,200.

   The Trust has accepted additional subscriptions during its Continuous Offering Period of 116,173.996 limited interests and 1,206.310 general interests through October 1, 1996 resulting in additional proceeds to the Trust of approximately $10,351,100.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Willowbridge Strategic Trust
By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner
     By: /s/ Steven Carlino                       Date: October  22, 1996
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner
    By: /s/ James M. Kelso                        Date: October 22, 1996
    -----------------------------------------
    James M. Kelso
    President and Director
    By: /s/ Barbara J. Brooks                     Date: October 22, 1996
    -----------------------------------------
    Barbara J. Brooks
    Treasurer and Chief Financial Officer
    By: /s/ Steven Carlino                        Date: October 22, 1996
    -----------------------------------------
    Steven Carlino
    Vice President
    By: /s/ A. Laurence Norton, Jr.               Date: October 22, 1996
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director
    By: /s/ Guy S. Scarpaci                       Date: October 22, 1996
    -----------------------------------------
    Guy S. Scarpaci
    Director