Form 10-Q
period 1996-09-30
WILLOWBRIDGE STRATEGIC TRUST
filed 1996-11-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

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

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $18,572,345        $  1,000
Net unrealized gain on open commodity positions                          2,787,288              --
Options, at market                                                          72,620              --
                                                                      -------------     ------------
Net equity                                                              21,432,253           1,000
Other receivable                                                             6,182              --
                                                                      -------------     ------------
Total assets                                                           $21,438,435        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   207,585        $     --
Management fee payable                                                      53,596              --
                                                                      -------------     ------------
Total liabilities                                                          261,181              --
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (227,790.532 and 0 interests outstanding)             20,958,241              --
General interests (2,380.258 and 10 interests outstanding)                 219,013           1,000
                                                                      -------------     ------------
Total trust capital                                                     21,177,254           1,000
                                                                      -------------     ------------
Total liabilities and trust capital                                    $21,438,435        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest (``Interests'')       $     92.01        $ 100.00
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            For the period from
                                                                May 1, 1996
                                                              (commencement of
                                                                operations)             Three months
                                                                  through                   ended
                                                               September 30,            September 30,
                                                                    1996                    1996
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                     $ (2,858,006)           $  (1,452,482)
Change in net unrealized gain on commodity positions               2,691,379                2,491,416
Interest income                                                      348,321                  232,148
                                                         --------------------------     -------------
                                                                     181,694                1,271,082
                                                         --------------------------     -------------
EXPENSES
Commissions                                                          539,173                  355,717
Management fees                                                      207,817                  139,988
                                                         --------------------------     -------------
                                                                     746,990                  495,705
                                                         --------------------------     -------------
Net income (loss)                                               $   (565,296)           $     775,377
                                                         --------------------------     -------------
                                                         --------------------------     -------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                               $   (556,309)           $     768,479
                                                         --------------------------     -------------
                                                         --------------------------     -------------
General interests                                               $     (8,987)           $       6,898
                                                         --------------------------     -------------
                                                         --------------------------     -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                                          $      (2.99)           $        3.59
                                                         --------------------------     -------------
                                                         --------------------------     -------------
Weighted average number of limited
  and general interests outstanding                              189,333.057              215,727.082
                                                         --------------------------     -------------
                                                         --------------------------     -------------

-----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1995                     10     $        --     $  1,000      $     1,000
Contributions                               234,666.907      21,921,700      227,000       22,148,700
Net loss                                             --        (556,309)      (8,987 )       (565,296)
Redemptions                                  (4,506.117)       (407,150)          --         (407,150)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 1996           230,170.790     $20,958,241     $219,013      $21,177,254
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

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

   Redemptions are permitted monthly, on at least 10 days' prior written notice, commencing with the end of the first full month of Trust trading activity, May 31, 1996. Redemptions will be at the net asset value per Interest, however, Interests redeemed on or prior to the end of the first and second successive six-month periods after their purchase are subject to redemption charges of 4% and 3%, respectively, of the net asset value at which they are redeemed. These redemption charges will be paid to the Managing Owner. Partial redemptions are permitted.

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

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Trust as of September 30, 1996 and the results of its operations for the period from May 1, 1996 (commencement of operations) through September 30, 1996 and the three months ended September 30, 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

Profit and loss allocations and distributions

   The Trust allocates profits and losses for both financial and tax reporting purposes to the limited owners and the Managing Owner monthly on a pro-rata basis based on each owner's Interests outstanding during the month. Distributions (other than on redemptions of Interests) are made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital accounts of the owners. No distributions have been made since inception.

C. Fees

Organizational, Offering, General and Administrative Costs

   PSI or its affiliates pay the costs of organizing the Trust and offering its Interests as well as administrative costs incurred by the Managing Owner or its affiliates for services it performs for the Trust. These costs include, but are not limited to, those discussed in Note D below. Routine legal, audit, postage and other third party costs are also paid by PSI or its affiliates.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At September 30, 1996, such segregated assets totalled $9,704,014. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $11,728,239 at September 30, 1996. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1996, all open futures and options contracts mature within nine months.

   As of September 30, 1996, gross contract amounts of open futures and options contracts are:

                                                                  September 30,
                                                                      1996
                                                                  -------------
                    Financial Futures Contracts:
                      Commitments to purchase                     $ 254,344,123
                      Commitments to sell                         $   1,499,969
                    Currency Futures Contracts:
                      Commitments to purchase                     $   5,911,480
                      Commitments to sell                         $  49,571,688
                    Other Futures and Options Contracts:
                      Commitments to purchase                     $  32,753,435
                      Commitments to sell                         $   1,989,970

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or options contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At September 30, 1996, the fair values of futures and options contracts were:

                                                    Assets        Liabilities
                                                  -----------     -----------
                       Futures Contracts:
                         Domestic exchanges
                            Financial             $   202,406     $    80,925
                            Currencies                922,590           6,440
                            Other                     743,100       1,262,408
                         Foreign exchanges
                            Financial               2,302,278           7,448
                            Other                          --          25,865
                       Options Contracts:
                         Domestic exchanges
                            Other                      72,620              --
                                                  -----------     -----------
                                                  $ 4,242,994     $ 1,383,086
                                                  -----------     -----------
                                                  -----------     -----------

    The following table presents the average fair value of futures and options contracts for the five and three months ended September 30, 1996.

                                                    For the period from
                                                        May 1, 1996
                                                     (commencement of             For the three months
                                                    operations) through                   ended
                                                    September 30, 1996             September 30, 1996
                                                ---------------------------    ---------------------------
                                                  Assets        Liabilities      Assets        Liabilities
                                                ----------      -----------    ----------      -----------
Futures Contracts:
  Domestic exchanges
     Financial                                  $   84,191       $   37,349    $   82,677       $   42,233
     Currencies                                    294,827          139,072       332,852          159,090
     Other                                         423,194          554,746       484,481          547,183
  Foreign exchanges
     Financial                                     719,619           19,563       899,524           18,856
     Other                                              --           17,359            --           16,618
Options Contracts:
  Domestic exchanges
     Financial                                      24,969               --        31,211               --
     Currencies                                     96,100               --       120,125               --
     Other                                          27,836               --        34,796               --
  Foreign exchanges
     Financial                                       9,039               --        11,299               --
                                                ----------      -----------    ----------      -----------
                                                $1,679,775       $  768,089    $1,996,965       $  783,980
                                                ----------      -----------    ----------      -----------
                                                ----------      -----------    ----------      -----------

    The following table presents the net realized gains (losses) and the net unrealized gains (losses) of futures and options contracts for the period from May 1, 1996 through September 30, 1996 as well as the net realized gains (losses) and the change in net unrealized gains/losses for the three months ended September 30, 1996.

                                   For the period from
                                       May 1, 1996
                                     (commencement of                          For the three months
                                   operations) through                                  ended
                                    September 30, 1996                          September 30, 1996
                        ------------------------------------------  -------------------------------------------
                            Net
                         Realized                                    Net Realized     Change in
                           Gains      Net Unrealized                    Gains       Net Unrealized
                         (Losses)     Gains (Losses)      Total        (Losses)      Gains/Losses       Total
                        -----------   --------------   -----------   ------------   --------------   -----------
Futures Contracts:
  Domestic ex-
  changes
     Financial          $  (403,681)    $  121,481     $  (282,200)  $    (90,056)    $   61,200     $   (28,856)
     Currencies          (1,103,423)       916,150        (187,273)    (1,153,085)       946,918        (206,167)
     Other               (1,496,089)      (519,308)     (2,015,397)      (467,638)      (687,839)     (1,155,477)
  Foreign exchanges
     Financial              634,886      2,294,830       2,929,716        688,871      2,272,608       2,961,479
     Other                  (20,933)       (25,865)        (46,798)       (20,933)        (5,562)        (26,495)
Options Contracts:
  Domestic ex-
  changes
     Financial             (146,094)            --        (146,094)      (146,094)            --        (146,094)
     Currencies            (195,150)            --        (195,150)      (147,900)            --        (147,900)
     Other                  (43,825)       (95,909)       (139,734)       (31,950)       (95,909)       (127,859)
  Foreign exchanges
     Financial              (83,697)            --         (83,697)       (83,697)            --         (83,697)
                        -----------   --------------   -----------   ------------   --------------   -----------
                        $(2,858,006)    $2,691,379     $  (166,627)  $ (1,452,482)    $2,491,416     $ 1,038,934
                        -----------   --------------   -----------   ------------   --------------   -----------
                        -----------   --------------   -----------   ------------   --------------   -----------

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

   At September 30, 1996, 100% of the Trust's net assets were allocated to commodity trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

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

   Redemptions of limited interests for the period from May 1, 1996 (commencement of operations) through September 30, 1996 were $407,150. Additional contributions raised through the continuous offering for the period from May 1, 1996 (commencement of operations) to September 30, 1996 resulted in additional gross proceeds to the Trust of $9,463,500. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The Trust commenced trading operations on May 1, 1996, and as such, no comparative information is available for 1995.

   The net asset value per Interest as of September 30, 1996 was $92.01, a decrease of 7.99% from the May 1, 1996 initial net asset value per Interest of $100.00.

   The Trust's net asset value per Interest declined in the month of July. Profits in the financials sector were offset by losses in the grains, currencies, energies, metals, softs and meats sectors. In the financials sector, gains were made in long Australian, German and French bond positions. Australian bond prices continued an upward movement on an expected interest rate cut and an increased unemployment report. However, in the U.S. financial markets, strong U.S. employment figures early in the month increased the likelihood of a hike in interest rates which adversely affected long U.S. bonds and notes positions. Long positions in corn, soybean by-products and wheat were unprofitable. Despite a rise in international demand for grains and historically low reserves, grain prices fell as higher rainfall benefited growing conditions in the Midwest. In mid-July, the major world currencies reversed an upward trend and the U.S. dollar declined following a drop in the U.S. stock market. German mark, Japanese yen and Swiss franc positions were unprofitable. In the energy markets, profits in heating oil and light crude oil were offset by losses in natural gas futures. Natural gas prices had been on the upswing due to higher demand and drained reserves, yet prices fell in July as reserves were replenished and prospects for additional supplies increased. In the tropical products sector, losses in long coffee and cocoa positions were incurred. Prices declined as a frost in Brazil appeared less likely and the abnormally mild winter increased expectations of crop size.

   The Trust's performance was positive in the month of August. Profits in the grains, energies and financials sectors were offset by losses in the currencies, meats, metals and softs sectors. In the grains sector, positions in soybean by-products were profitable. Early in the month, soy complex prices staged a technical recovery and advanced further during August as the USDA estimated a 9% decline in the soybean harvest compared to the prior year. In the energies sector, positions in heating oil, light crude oil and unleaded gas were profitable as supplies remained tight and demand strong during the month. In the financials sector, long Japanese and Australian bond positions were profitable. Japanese bond prices rose during the month on indications of slow economic recovery in Japan and a lessening of investor concern about near-term tightening in monetary policy. Prices moved up sharply when the Bank of Japan published the Tankan, its quarterly survey of short-term economic prospects. This index of business confidence showed its first decline in a year. In the currencies sector, positions in the German mark, Swiss franc and Japanese yen were unprofitable as prices reversed in the foreign exchange markets. In the metals sector, the Trust incurred losses in gold and silver positions. In the meats sector, losses were also incurred in new hogs and porkbellies positions.

   The Trust's performance was positive in the month of September. Profits in the financials, energies, stock indices, currencies and meats sectors offset losses in the grains, softs and metals sectors. In the financials sector, positions in German, French, Japanese and Australian bond positions were profitable. Bond prices rose in Europe, particularly in Germany and France, as economic conditions remained slow and monetary policies were accomodative to lower interest rates. In the energies sector, tight supplies in relation to market demand caused crude oil futures to gain value, proving profitable for the Trust's heating oil, light crude oil and unleaded gas positions. In the stock indices sector, positions in the S&P 500 index were profitable. In the currencies sector, German mark, Japanese yen and Swiss franc positions profited from the rising value of the dollar, in particular the Japanese yen and the Swiss franc. In the meats sector, gains were made in cattle and live hog positions. In the softs sector, losses were incurred in cotton, coffee, sugar and cocoa positions, as the coffee market reversed direction during the month.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $348,000 and $232,000 for the period from May 1, 1996 through September 30, 1996 and the three months ended September 30, 1996.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the period from May 1, 1996 through September 30, 1996 and the three months ended September 30, 1996 were approximately $539,000 and $356,000.

   All trading decisions for the Trust are made by Willowbridge Associates Inc., the Trading Manager. Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the period from May 1, 1996 through September 30, 1996 and the three months ended September 30, 1996 were approximately $208,000 and $140,000.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the Trading Manager. No incentive fees were earned during the period from May 1, 1996 through September 30, 1996.

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

WILLOWBRIDGE STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.


A Delaware corporation, Managing Owner

By: /s/ Steven Carlino                            Date: November 14, 1996
---------------------------------------------
Steven Carlino
Vice President
Chief Accounting Officer for the Registrant