Form 10-Q
period 1997-03-31
WILLOWBRIDGE STRATEGIC TRUST
filed 1997-05-15
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 33-80443

                          WILLOWBRIDGE STRATEGIC TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-7075398
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)     (I.R.S. Employer Identification No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $41,769,309      $27,465,535
Net unrealized gain on open commodity positions                          4,924,272          354,215
                                                                      -------------     ------------
Net equity                                                              46,693,581       27,819,750
Other receivable                                                            13,158            4,224
                                                                      -------------     ------------
Total assets                                                           $46,706,739      $27,823,974
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   378,285      $   359,352
Management fee payable                                                     116,776           69,560
Incentive fee payable                                                    1,214,409          414,894
                                                                      -------------     ------------
Total liabilities                                                        1,709,470          843,806
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (374,580.388 and 258,057 interests outstanding)       44,475,236       26,700,158
General interests (4,396.676 and 2,706.31 interests outstanding)           522,033          280,010
                                                                      -------------     ------------
Total trust capital                                                     44,997,269       26,980,168
                                                                      -------------     ------------
Total liabilities and trust capital                                    $46,706,739      $27,823,974
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    118.73      $    103.47
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                        Three months
                                                                                            ended
                                                                                          March 31,
                                                                                            1997
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                                             $   2,630,139
Change in net unrealized gain on commodity positions                                        4,460,200
Interest income                                                                               475,488
                                                                                        -------------
                                                                                            7,565,827
                                                                                        -------------
EXPENSES
Commissions                                                                                   722,476
Management fees                                                                               299,319
Incentive fees                                                                              1,214,408
                                                                                        -------------
                                                                                            2,236,203
                                                                                        -------------
Net income                                                                              $   5,329,624
                                                                                        -------------
                                                                                        -------------
ALLOCATION OF NET INCOME
Limited interests                                                                       $   5,268,601
                                                                                        -------------
                                                                                        -------------
General interests                                                                       $      61,023
                                                                                        -------------
                                                                                        -------------
NET INCOME PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income per weighted average limited
  and general interest                                                                  $       15.49
                                                                                        -------------
                                                                                        -------------
Weighted average number of limited
  and general interests outstanding                                                       344,008.314
                                                                                        -------------
                                                                                        -------------
-----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1996            260,763.310     $26,700,158     $280,010      $26,980,168
Contributions                               122,799.548      13,040,200      181,000       13,221,200
Net income                                           --       5,268,601       61,023        5,329,624
Redemptions                                  (4,585.794)       (533,723)          --         (533,723)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 1997               378,977.064     $44,475,236     $522,033      $44,997,269
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Willowbridge Strategic Trust (the 'Trust') as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997. However, the operating results for the interim period may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the 'Annual Report').

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'Managing Owner') or its affiliates perform services for the Trust which include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs charged to the Trust for brokerage services for the three months ended March 31, 1997 were $722,476.

   The Trust maintains its trading and cash accounts with Prudential Securities Incorporated ('PSI'), the Trust's commodity broker and an affiliate of the Managing Owner. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   In connection with the Trust's interbank transactions, PSI engages in foreign currency forward transactions with the Trust and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Trust and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged, PSI does not charge the Trust for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

C. Credit and Market Risk

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At March 31, 1997 and December 31, 1996, such segregated assets totalled $40,778,230 and $23,463,181, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $5,915,351 and $4,356,569 at March 31, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1997 and December 31, 1996, all open futures and options contracts mature within one year.

   As of March 31, 1997 and December 31, 1996, gross contract amounts of open futures and options contracts are:

                                         March 31,       December 31,
                                           1997              1996
                                       -------------     -------------
Financial Futures Contracts:
  Commitments to purchase              $          --      $61,090,445
  Commitments to sell                  $ 697,287,547      $22,255,035
Currency Futures Contracts:
  Commitments to purchase              $  11,974,405      $ 2,891,650
  Commitments to sell                  $   7,987,425      $12,957,888
Other Futures and Options
Contracts:
  Commitments to purchase              $  58,950,382      $11,829,016
  Commitments to sell                  $   4,107,519      $ 3,189,296

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or options contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1997 and December 31, 1996, the fair values of futures and options contracts were:

                                      March 31, 1997                 December 31, 1996
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $ 1,811,875      $       --      $   27,000      $   96,094
     Currencies                      21,000         187,300         151,650          56,533
     Other                        1,999,580         507,926         204,414         160,312
  Foreign exchanges
     Financial                      782,676         137,425          73,065          84,446
     Other                        1,095,189          53,268         307,291          11,820
Options Contracts:
  Domestic exchanges
     Other                           99,871              --              --              --
                                -----------     -----------     -----------     -----------
                                $ 5,810,191      $  885,919      $  763,420      $  409,205
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

    The following table presents the average fair value of futures and options contracts during the three months ended March 31, 1997.

                                                      Assets        Liabilities
                                                    -----------     -----------
                        Futures Contracts:
                          Domestic exchanges
                             Financial              $   494,661      $   27,991
                             Currencies                 554,318         103,901
                             Other                    1,100,180         320,591
                          Foreign exchanges
                             Financial                  337,875         133,620
                             Other                      714,508          58,600
                        Options Contracts:
                          Domestic exchanges
                             Other                       24,938              --
                          Foreign exchanges
                             Other                        1,227              --
                                                    -----------     -----------
                                                    $ 3,227,707      $  644,703
                                                    -----------     -----------
                                                    -----------     -----------

    The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and options contracts during the three months ended March 31, 1997.

                                            Net Realized       Change in
                                               Gains         Net Unrealized
                                              (Losses)        Gains/Losses        Total
                                            ------------     --------------     ----------
          Futures Contracts:
            Domestic exchanges
               Financial                    $ (1,398,932)      $1,880,969       $  482,037
               Currencies                      1,274,707         (261,417)       1,013,290
               Other                           2,436,675        1,447,552        3,884,227
            Foreign exchanges
               Financial                        (321,921)         656,632          334,711
               Other                             301,441          746,450        1,047,891
          Options Contracts:
            Domestic exchanges
               Financial                         338,169               --          338,169
               Other                                  --           (9,986)          (9,986)
                                            ------------     --------------     ----------
                                            $  2,630,139       $4,460,200       $7,090,339
                                            ------------     --------------     ----------
                                            ------------     --------------     ----------

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on May 1, 1996 with gross proceeds of $12,686,200 allocated to commodities trading. Additional Interests are offered monthly at the then current net asset value per Interest until no later than January 31, 1998 but in no event after $100,000,000 in limited interests are sold.

   At March 31, 1997, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trust from promptly liquidating its commodity futures positions.

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Managing Owner attempts to minimize these risks by requiring the Trust's Trading Manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures, forward and options contracts.

   Redemptions of limited interests for the three months ended March 31, 1997 were $533,723. Additional contributions raised through the continuous offering for the period from December 31, 1996 to March 31, 1997 resulted in additional gross proceeds to the Trust of $13,221,200. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 31, 1997 was $118.73, an increase of 14.76% from the December 31, 1996 net asset value per Interest of $103.47.

   The Trust's positive January performance was primarily the result of profits earned in the currency, metal, soft and grain sectors. Losses were incurred in the financial, stock index, energy and meat sectors. In the currency sector, the dollar's continued strength, which prevailed throughout most of the fourth quarter of 1996, was attributed to a strong U.S. macroeconomic position with a sustained moderate growth rate, low inflation and a declining budget deficit. The U.S. dollar was also buoyed when the U.S. Treasury Department stated that 'a strong dollar is to the U.S.'s benefit'. The Canadian dollar rose on indications of its own strengthening economic position. Canadian dollar, German mark, Japanese yen and Swiss franc positions were profitable. In the metal sector, copper prices rose on increased demand and gold prices fell on market concerns regarding the partial sell-off of reserves by central banks. Positions in gold, aluminum and silver were profitable. In the soft sector, a sharp rise in the price of coffee driven by a labor strike at Colombia's largest port for coffee exports pushed prices higher and benefited the Trust's long position. In the financial sector, German and French interest rates declined as both countries continued to encounter sluggish economic growth and high unemployment. Early in the month, the U.S. interest rate market fell in response to concerns that stronger growth might prompt the U.S. Federal Reserve to raise interest rates. U.S., German, British and Japanese bond positions were unprofitable.

   The Trust's positive February performance was the result of profits earned in the metal, soft, grain, financial, currency and meat sectors. Losses were incurred in the energy sector. In the metal sector, copper, aluminum, nickel, zinc and silver positions posted gains. Base metal prices rose during the month on expectations of rising demand from developing and industrialized countries. Copper prices also soared on news of decreased London stockpiles. In the soft sector, coffee positions were profitable. The two-month bull trend in coffee prices continued as unfavorable weather in Brazil and Colombia threatened 1997-1998 crop production and labor strife curtailed delivery of supplies. In the grain sector, soybean by-products, corn and wheat positions were profitable. Prices rose as the markets focused attention on historically low supplies in the major grain producing regions of the world coupled with signs of stronger demand. In the financial sector, U.S., German, French, Italian and Japanese bond positions posted profits. Interest rate market prices reflected concerns about possible delays to European economic and monetary union. In the currency sector, German mark, Japanese yen and Swiss franc positions were profitable. Despite the best efforts of G-7 nations to talk the U.S. dollar down from its lofty peaks, defiant market players pushed the greenback to new highs against the German mark, Japanese yen and Swiss franc. Later in the month, hints by the Chairman of the U.S. Federal Reserve of a possible interest rate hike sent the dollar soaring, as it seemed the U.S. currency would retain its high-yield status in the global marketplace.

   The Trust's positive March performance was the result of profits earned in the grain, financial, stock index and energy sectors. Losses were incurred in the currency, meat, metal and soft sectors. In the grain sector, soybean, soybean meal, corn and wheat positions posted gains. The price of soybean futures moved higher on reports by the U.S. Department of Agriculture which showed continued high levels of export sales. In other grain markets, wheat futures rose on strong export demand, particularly from Asia, and weather concerns for wheat planting regions. In the financial sector, U.S., Italian and Eurodollar positions were profitable. Positions in U.S. bonds gained after the U.S. Federal Reserve raised its key short-term interest rate by a quarter of a percentage point, the first increase in more than two years. The rise in the targeted federal funds rate to 5.5% was intended to 'cool off' the U.S. economy and stem potential inflationary pressures. Upon the announcement, the U.S. bond market initially moved higher, but prices fell as worries set in that the raise in rates could be the first in a series. In the stock index sector, S&P positions were profitable as U.S. stock markets tumbled in anticipation of further interest rate increases. The Trust also profited from positions in the Honk Kong Hang Seng.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $476,000 for the three months ended March 31, 1997.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the three months ended March 31, 1997 were approximately $722,000.

   All trading decisions for the Trust are made by Willowbridge Associates Inc., the trading manager. Management fees are based on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the three months ended March 31, 1997 were approximately $299,000.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the trading manager. Incentive fees for the three months ended March 31, 1997 were approximately $1,214,000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

          3.1
          and
          4.1-- Second Amended and Restated Declaration of Trust and Trust
               Agreement of the Registrant dated as of December 14, 1995 (incorporated by reference to Exhibit 3.1 to 4.1 to the Registrant's Registration Statement on Form S-1, File No. 33-80443, dated as of December 14, 1995)

         4.2-- Subscription Agreement (incorporated by reference to
               Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 33-80443, dated as of December 14, 1995)

         4.3-- Request for Redemption (incorporated by reference to Exhibit 4.3 to the Registrant's Registration
               Statement on Form S-1, File No. 33-80443, dated as of December 14, 1995)

        27.1-- Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOWBRIDGE STRATEGIC TRUST

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 15, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant