Form 10-Q
period 1997-06-30
WILLOWBRIDGE STRATEGIC TRUST
filed 1997-08-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

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
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $46,737,812     $27,465,535
Net unrealized gain on open commodity positions                          1,044,446         354,215
Options, at market                                                         142,872              --
                                                                       -----------     ------------
Net equity                                                              47,925,130      27,819,750
Other receivable                                                            18,789           4,224
                                                                       -----------     ------------
Total assets                                                           $47,943,919     $27,823,974
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,173,599     $   359,352
Management fee payable                                                     119,860          69,560
Incentive fee payable                                                           --         414,894
                                                                       -----------     ------------
Total liabilities                                                        1,293,459         843,806
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (434,429.563 and 258,057 interests outstanding)       46,126,650      26,700,158
General interests (4,933.397 and 2,706.31 interests outstanding)           523,810         280,010
                                                                       -----------     ------------
Total trust capital                                                     46,650,460      26,980,168
                                                                       -----------     ------------
Total liabilities and trust capital                                    $47,943,919     $27,823,974
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    106.18     $    103.47
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          For the Period
                                                                                               from
                                                                                           May 1, 1996
                                                                                         (Commencement of
                                                                                           Operations)
                                       Six months ended        Three months ended        through June 30,
                                        June 30, 1997            June 30, 1997                 1996
----------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions                 $  1,719,452             $   (910,687)            $ (1,405,524)
Change in net unrealized gain on
  commodity positions                         682,950               (3,777,250)                 199,963
Interest income                             1,036,723                  561,235                  116,173
                                      ------------------    ------------------------    ------------------
                                            3,439,125               (4,126,702)              (1,089,388)
                                      ------------------    ------------------------    ------------------
EXPENSES
Commissions                                 1,685,693                  963,217                  183,456
Management fees                               659,447                  360,128                   67,829
Incentive fees                              1,214,408                       --                       --
                                      ------------------    ------------------------    ------------------
                                            3,559,548                1,323,345                  251,285
                                      ------------------    ------------------------    ------------------
Net loss                                 $   (120,423)            $ (5,450,047)            $ (1,340,673)
                                      ------------------    ------------------------    ------------------
                                      ------------------    ------------------------    ------------------
ALLOCATION OF NET LOSS
Limited interests                        $   (123,223)            $ (5,391,824)            $ (1,324,788)
                                      ------------------    ------------------------    ------------------
                                      ------------------    ------------------------    ------------------
General interests                        $      2,800             $    (58,223)            $    (15,885)
                                      ------------------    ------------------------    ------------------
                                      ------------------    ------------------------    ------------------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net loss per weighted average
  limited and general interest           $       (.31)            $     (12.55)            $      (8.95)
                                      ------------------    ------------------------    ------------------
                                      ------------------    ------------------------    ------------------
Weighted average number of limited
  and general interests outstanding       389,051.831              434,095.348              149,742.020
                                      ------------------    ------------------------    ------------------
                                      ------------------    ------------------------    ------------------
----------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1996            260,763.310     $26,700,158     $280,010      $26,980,168
Contributions                               203,392.591      22,284,000      241,000       22,525,000
Net income (loss)                                    --        (123,223)       2,800         (120,423)
Redemptions                                 (24,792.941)     (2,734,285)          --       (2,734,285)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 1997                439,362.960     $46,126,650     $523,810      $46,650,460
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Willowbridge Strategic Trust (the 'Trust') as of June 30, 1997 and the results of its operations for six and the three months ended June 30, 1997 and for the period from May 1, 1996 (commencement of operations) through June 30, 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'Managing Owner') or its affiliates perform services for the Trust which include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs charged to the Trust for brokerage services for the six and three months ended June 30, 1997 were $1,685,693 and $963,217, respectively, and for the period from May 1, 1996 through June 30, 1996 were $183,456.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At June 30, 1997 and December 31, 1996, such segregated assets totalled $44,428,908 and $23,463,181, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $3,496,222 and $4,356,569 at June 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1997 and December 31, 1996, all open futures and options contracts mature within one year.

   As of June 30, 1997 and December 31, 1996, gross contract amounts of open futures and options contracts are:

                                         June 30,        December 31,
                                           1997              1996
                                       -------------     -------------
Financial Futures Contracts:
  Commitments to purchase              $  25,315,856      $61,090,445
  Commitments to sell                  $  64,797,868      $22,255,035
Currency Futures and Options
  Contracts:
  Commitments to purchase              $  13,861,763      $ 2,891,650
  Commitments to sell                  $  47,661,713      $12,957,888
Other Futures and Options
Contracts:
  Commitments to purchase              $  41,385,820      $11,829,016
  Commitments to sell                  $     279,087      $ 3,189,296

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1997 and December 31, 1996, the fair values of futures and options contracts were:

                                       June 30, 1997                 December 31, 1996
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $    52,031      $       --      $   27,000      $   96,094
     Currencies                     312,285         173,825         151,650          56,533
     Other                          190,718          27,472         204,414         160,312
  Foreign exchanges
     Financial                       30,134         162,077          73,065          84,446
     Other                        1,144,120         321,468         307,291          11,820
Options Contracts:
  Domestic exchanges
     Currencies                      24,600              --              --              --
  Foreign exchanges
     Other                          118,272              --              --              --
                                -----------     -----------     -----------     -----------
                                $ 1,872,160      $  684,842      $  763,420      $  409,205
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

    The following table presents the average fair value of futures and options contracts during the six and three months ended June 30, 1997 and for the period from May 1, 1996 (commencement of operations) through June 30, 1996.

                                                                                                May 1, 1996
                                                                                             (commencement of
                                    Six months ended            Three months ended          operations) through
                                      June 30, 1997                June 30, 1997               June 30, 1996
                                -------------------------    -------------------------    -----------------------
                                   Average Fair Value           Average Fair Value          Average Fair Value
                                -------------------------    -------------------------    -----------------------
                                  Assets      Liabilities      Assets      Liabilities     Assets     Liabilities
                                ----------    -----------    ----------    -----------    --------    -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $  322,595     $   36,767    $  522,848     $   36,352    $ 80,688     $   14,328
     Currencies                    464,986         89,317       264,658         99,248     144,921        118,440
     Other                       1,066,586        320,331     1,266,241        366,970     334,102        453,315
  Foreign exchanges
     Financial                     223,717        183,524       249,300        221,904      11,111         11,196
     Other                         892,816        119,805     1,121,717        164,374          --         20,314
Options Contracts:
  Domestic exchanges
     Currencies                      3,514             --         6,150             --          --             --
     Other                          23,946             --        41,906             --          --             --
  Foreign exchanges
     Other                          17,598             --        29,598             --          --             --
                                ----------    -----------    ----------    -----------    --------    -----------
                                $3,015,758     $  749,744    $3,502,418     $  888,848    $570,822     $  617,593
                                ----------    -----------    ----------    -----------    --------    -----------
                                ----------    -----------    ----------    -----------    --------    -----------

    The following tables present the net realized gains (losses) and the change in net unrealized gains/losses of futures and options contracts during the six and three months ended June 30, 1997 and for the period from May 1, 1996 (commencement of operations) through June 30, 1996.

                                        Six months ended June 30, 1997                Three months ended June 30, 1997
                                  -------------------------------------------   --------------------------------------------
                                  Net Realized     Change in                    Net Realized      Change in
                                     Gains       Net Unrealized                     Gains       Net Unrealized
                                    (Losses)      Gains/Losses       Total        (Losses)       Gains/Losses       Total
                                  ------------   --------------   -----------   -------------   --------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial                     $(1,140,095)    $  121,125     $(1,018,970)   $   258,837     $ (1,759,844)   $(1,501,007)
    Currencies                      2,707,705         43,343       2,751,048      1,432,998          304,760      1,737,758
    Other                           1,423,051        119,144       1,542,195     (1,013,624)      (1,328,408)    (2,342,032)
  Foreign exchanges
    Financial                      (2,502,033)      (120,562)     (2,622,595)    (2,180,112)        (777,194)    (2,957,306)
    Other                           1,109,865        527,181       1,637,046        808,424         (219,269)       589,155
Options Contracts:
  Domestic exchanges
    Financial                         352,859             --         352,859           (251)              --           (251)
    Currencies                        (26,500)         2,026         (24,474)       (26,500)           2,026        (24,474)
    Other                            (144,381)            --        (144,381)      (144,381)           9,986       (151,181)
  Foreign exchanges
    Financial                         (14,941)            --         (14,941)            --               --             --
    Other                             (46,078)        (9,307)        (55,385)       (46,078)          (9,307)       (38,599)
                                  ------------   --------------   -----------   -------------   --------------   -----------
                                  $ 1,719,452     $  682,950     $ 2,402,402    $  (910,687)    $ (3,777,250)   $(4,687,937)
                                  ------------   --------------   -----------   -------------   --------------   -----------
                                  ------------   --------------   -----------   -------------   --------------   -----------

                                                For the period from May 1, 1996
                                                     through June 30, 1996
                                       -------------------------------------------------
                                                            Change in
                                        Net Realized      Net Unrealized
                                       Gains (Losses)      Gains/Losses         Total
                                       --------------     --------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                          $   (313,625)        $ 60,281        $  (253,344)
     Currencies                               49,662          (30,768)            18,894
     Other                                (1,028,451)         168,531           (859,920)
  Foreign exchanges
     Financial                               (53,985)          22,222            (31,763)
     Other                                        --          (20,303)           (20,303)
Options Contracts:
  Domestic exchanges
     Currencies                              (47,250)              --            (47,250)
     Other                                   (11,875)              --            (11,875)
                                       --------------     --------------     -----------
                                        $ (1,405,524)        $199,963        $(1,205,561)
                                       --------------     --------------     -----------
                                       --------------     --------------     -----------

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

   At June 30, 1997, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

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

   Redemptions of limited interests for the six and three months ended June 30, 1997 were $2,734,285 and $2,200,562, respectively. Additional contributions raised through the continuous offering for the period from May 1, 1996 to June 30, 1997 resulted in additional gross proceeds to the Trust of $36,820,800. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of June 30, 1997 was $106.18, an increase of 2.62% from the December 31, 1996 net asset value per Interest of $103.47.

   The Trust's negative performance in April was the result of the losses incurred in the financial, stock index, and soft sectors. Profits were earned in the grain, currency and meat sectors. In the financial sector, losses were incurred in U.S., British, German, Italian, French, Japanese and Australian bond positions. In the U.S. financial markets, long-term interest rates, which had risen above the 7% level at the end of March, dropped sharply during April. Lower long-term interest rates resulted from renewed expectations that the U.S. would be able to enjoy good economic growth combined with well-controlled inflation. This more encouraging attitude toward bond yields was accentuated by the signing of a balanced budget accord between the Clinton Administration and key Republican lawmakers. In the international interest rate markets, changing expectations about the rates of economic growth and the timing and degree of certainty of the European Union caused prices to move abruptly. In the currency sector, German mark, Japanese yen and Swiss franc positions were profitable. In the grain sector, positions in soybean meal, soybean oil, soybeans and wheat posted gains. Grain markets were volatile following advances in February and March. Driving this volatility were changing expectations about total world grain production and the intentions of the key grain importing nations.

   The Trust's decline in net asset value per interest in May was the result of losses incurred in the grain, index, energy, meat, financial and soft sectors. Profits were earned in the metal and currency sectors. In the metal sector, gains were realized from significant copper positions. Copper prices rose in May due to signs of higher demand and indications of declining inventories. In addition, a brief strike at Chile's state-owned copper smelter drove prices upward. Zinc positions also posted gains. In the currency sector, large gains were experienced in the Japanese yen as the Trust benefited from rising prices of the U.S. dollar. The yen rose against the dollar on the possibility of central bank intervention in the currency markets and signs of accelerating Japanese growth. In May, prices fell across the grain sector providing losses for the Trust. Wheat and soybeans were affected the most by the U.S. Agriculture Department's report projecting an increase in worldwide wheat and soybean production. Index positions were also unprofitable, specifically the S&P 500 and Hong Kong HangSeng. In the energy sector, losses were experienced in all contracts. Oil prices reversed during the month as the election of a moderate candidate in Iran lessened market concerns about Middle East political stability driving prices lower.

   The Trust's decline in net asset value per interest in June resulted from losses incurred in the financial, metal, grain, energy and meat sectors. Profits were earned in the currency, index and soft sectors. There were a number of cross currents in the European financial and currency markets in June. These included conflicting market expectations concerning levels of economic activity in a number of countries, as well as the degree of stringency that would be required for entrance into the European Monetary Union. As a result, profits were achieved in the British pound. In the financial sector, positions in British, German, Swiss and French bonds were unprofitable. Additionally, Japanese interest rates declined during the month causing moderate losses in Japanese bonds. These losses were partially offset by profits in the yen as it strengthened due to Japan's growing trade surplus. In the metal sector, copper, which was profitable this year for the Trust, reversed direction mid-month, falling on market concerns which included a possible seasonal decline in demand in the northern hemisphere. There was also news that output at Chile's El Teniente mine would return to normal and that production at Inco's strike-bound Sudbury facility in Canada might resume production. In the grain sector, profits achieved earlier in the year in the soybean complex were reduced due to a drop in prices early in June. The earlier strength in soybean prices had resulted from very tight supplies in the United States. However, imports of soybeans from Brazil have at least temporarily alleviated the supply concerns.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $1,037,000 and $561,000 for the six and three months ended June 30, 1997 and $116,000 for the period from May 1, 1996 to June 30, 1996.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the six and three months ended June 30, 1997 were approximately $1,686,000 and $963,000 and for the period from May 1, 1996 to June 30, 1996 were $183,000.

   All trading decisions for the Trust are made by Willowbridge Associates Inc., the trading manager. Management fees are based on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the six and three months ended June 30, 1997 were approximately $659,000 and $360,000 and for the period from May 1, 1996 to June 30, 1996 were $68,000.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the trading manager. Incentive fees for the six months ended June 30, 1997 were approximately $1,214,000 as a result of strong trading performance during the first quarter.

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

WILLOWBRIDGE STRATEGIC TRUST

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant