Form 10-Q
period 1997-09-30
WILLOWBRIDGE STRATEGIC TRUST
filed 1997-11-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $48,973,794      $27,465,535
Net unrealized gain on open commodity positions                            224,676          354,215
                                                                      -------------     ------------
Net equity                                                              49,198,470       27,819,750
Other receivable                                                            12,340            4,224
                                                                      -------------     ------------
Total assets                                                           $49,210,810      $27,823,974
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   886,820      $   359,352
Management fee payable                                                     123,027           69,560
Incentive fee payable                                                           --          414,894
                                                                      -------------     ------------
Total liabilities                                                        1,009,847          843,806
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (461,864.275 and 258,057 interests outstanding)       47,691,548       26,700,158
General interests (4,933.40 and 2,706.31 interests outstanding)            509,415          280,010
                                                                      -------------     ------------
Total trust capital                                                     48,200,963       26,980,168
                                                                      -------------     ------------
Total liabilities and trust capital                                    $49,210,810      $27,823,974
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    103.26      $    103.47
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       For the Period from
                                                           May 1, 1996                    Three months ended
                                                         (Commencement of                    September 30,
                               Nine months ended       Operations) through       -------------------------------------
                               September 30, 1997       September 30, 1996               1997                 1996
----------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions          $  1,870,722             $ (2,858,006)             $     151,270        $ (1,452,482)
Change in net unrealized
  gain on commodity
  positions                           (169,114)               2,691,379                   (852,064)          2.491,416
Interest income                      1,625,529                  348,321                    588,806             232,148
                               ------------------    ------------------------    ---------------------    ------------
                                     3,327,137                  181,694                   (111,988)          1,271,082
                               ------------------    ------------------------    ---------------------    ------------
EXPENSES
Commissions                          2,700,306                  539,173                  1,014,613             355,717
Management fees                      1,049,966                  207,817                    390,519             139,988
Incentive fees                       1,220,889                       --                      6,481                  --
                               ------------------    ------------------------    ---------------------    ------------
                                     4,971,161                  746,990                  1,411,613             495,705
                               ------------------    ------------------------    ---------------------    ------------
Net income (loss)                 $ (1,644,024)            $   (565,296)             $  (1,523,601)       $    775,377
                               ------------------    ------------------------    ---------------------    ------------
                               ------------------    ------------------------    ---------------------    ------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                 $ (1,632,429)            $   (556,309)             $  (1,509,206)       $    768,479
                               ------------------    ------------------------    ---------------------    ------------
                               ------------------    ------------------------    ---------------------    ------------
General interests                 $    (11,595)            $     (8,987)             $     (14,395)       $      6,898
                               ------------------    ------------------------    ---------------------    ------------
                               ------------------    ------------------------    ---------------------    ------------
NET INCOME (LOSS) PER
WEIGHTED AVERAGE LIMITED AND
GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $      (3.96)            $      (2.99)             $       (3.27)       $       3.59
                               ------------------    ------------------------    ---------------------    ------------
                               ------------------    ------------------------    ---------------------    ------------
Weighted average number of
  limited and general
  interests outstanding            414,873.952              189,333.057                466,518.195         215,727.082
                               ------------------    ------------------------    ---------------------    ------------
                               ------------------    ------------------------    ---------------------    ------------

-------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1996            260,763.310     $26,700,158     $280,010      $26,980,168
Contributions                               256,968.646      28,312,100      241,000       28,553,100
Net loss                                             --      (1,632,429)     (11,595 )     (1,644,024)
Redemptions                                 (50,934.281)     (5,688,281)          --       (5,688,281)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 1997           466,797.675     $47,691,548     $509,415      $48,200,963
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these statements

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Willowbridge Strategic Trust (the 'Trust') as of September 30, 1997 and the results of its operations for the nine and the three months ended September 30, 1997, for the period from May 1, 1996 (commencement of operations) through September 30, 1996 and for the three months ended September 30, 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'Managing Owner') or its affiliates perform services for the Trust which include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs charged to the Trust for brokerage services for the nine and three months ended September 30, 1997 were $2,700,000 and $1,015,000, respectively, and for the period from May 1, 1996 through September 30, 1996 and for the three months ended September 30, 1996 were $539,000 and $356,000, respectively.

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Trust must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Trust presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At September 30, 1997 and December 31, 1996, such segregated assets totalled $45,228,012 and $23,463,181, respectively. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $3,856,358 and $4,356,569 at September 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1997 and December 31, 1996, all open futures, forward and options contracts mature within one year.

   As of September 30, 1997 and December 31, 1996, gross contract amounts of open futures, forward and options contracts are:

                                       September 30,     December 31,
                                           1997              1996
                                       -------------     -------------
Financial Futures Contracts:
  Commitments to purchase               $71,251,191       $61,090,445
  Commitments to sell                   $35,937,131       $22,255,035
Currency Futures Contracts:
  Commitments to purchase               $23,955,425       $ 2,891,650
  Commitments to sell                   $        --       $12,957,888
Other Futures and Options
Contracts:
  Commitments to purchase               $34,516,238       $11,829,016
  Commitments to sell                   $        --       $ 3,189,296
Other Forward Contracts:
  Commitments to purchase               $ 3,298,008       $        --

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At September 30, 1997 and December 31, 1996, the fair values of futures and forward contracts were:

                                    September 30, 1997               December 31, 1996
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $        --     $    74,938      $   27,000      $   96,094
     Currencies                     143,038          15,875         151,650          56,533
     Other                          927,623         589,800         204,414         160,312
  Foreign exchanges
     Financial                      321,575         166,193          73,065          84,446
     Other                           73,917         508,771         307,291          11,820
Forward Contracts:
     Other                          114,100              --              --              --
                                -----------     -----------     -----------     -----------
                                $ 1,580,253     $ 1,355,577      $  763,420      $  409,205
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the nine and three months ended September 30, 1997, the period from May 1, 1996 (commencement of operations) through September 30, 1996 and the three months ended September 30, 1996.

                                                                                             Three months ended
                                                     May 1, 1996                               September 30,
                                                  (commencement of         ------------------------------------------------------
                     Nine months ended           operations) through
                    September 30, 1997           September 30, 1996                  1997                         1996
                 -------------------------    -------------------------    -------------------------    -------------------------
                   Assets      Liabilities      Assets      Liabilities      Assets      Liabilities      Assets      Liabilities
                 ----------    -----------    ----------    -----------    ----------    -----------    ----------    -----------
Futures
  Contracts:
  Domestic
  exchanges
    Financial    $  406,350    $    35,031    $   84,191     $   37,349    $  464,342    $    23,234    $   82,677     $   42,233
    Currencies      983,915        206,216       294,827        139,072     1,724,134        402,694       332,852        159,090
    Other           898,058        309,928       423,194        554,746       426,299        221,110       484,481        547,183
  Foreign
  exchanges
    Financial       291,249        160,998       719,619         19,563       344,150        121,846       899,524         18,856
    Other           735,114        297,858            --         17,359       561,388        615,353            --         16,618
Forward
  Contracts:
    Other            11,410              8            --             --        28,525             --            --             --
Options
  Contracts:
  Domestic
  exchanges
    Financial        21,330             --        24,969             --        53,325             --        31,211             --
    Currencies        2,460             --        96,100             --         6,150             --       120,125             --
    Other            41,871             --        27,836             --        62,771             --        34,796             --
  Foreign
  exchanges
    Financial            --             --         9,039             --            --             --        11,299             --
    Other            45,025             --            --             --       111,335             --            --             --
                 ----------    -----------    ----------    -----------    ----------    -----------    ----------    -----------
                 $3,436,782    $ 1,010,039    $1,679,775     $  768,089    $3,782,419    $ 1,384,237    $1,996,965     $  783,980
                 ----------    -----------    ----------    -----------    ----------    -----------    ----------    -----------
                 ----------    -----------    ----------    -----------    ----------    -----------    ----------    -----------

    The following tables present the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the nine and three months ended September 30, 1997, the period from May 1, 1996 (commencement of operations) through September 30, 1996 and the three months ended September 30, 1996.

                                                                                          For the period from
                                                                                              May 1, 1996
                                                                                           (commencement of
                               Nine months ended September 30, 1997                       operations) through
                            -------------------------------------------                   September 30, 1996
                            Net Realized     Change in                    ---------------------------------------------------
                               Gains       Net Unrealized                  Net Realized       Net Unrealized
                              (Losses)      Gains/Losses       Total      Gains (Losses)       Gains/Losses          Total
                            ------------   --------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial               $(3,049,600 )    $   (5,844)    $(3,055,444)   $   (403,681)        $  121,481        $  (282,200)
    Currencies                5,461,481          32,046       5,493,527      (1,103,423)           916,150           (187,273)
    Other                     1,113,848         293,721       1,407,569      (1,496,089)          (519,308)        (2,015,397)
  Foreign exchanges
    Financial                (3,005,444 )       166,763      (2,838,681)        634,886          2,294,830          2,929,716
    Other                     1,771,176        (730,325)      1,040,851         (20,933)           (25,865)           (46,798)
Forward Contracts:
    Other                            --         114,100         114,100              --                 --                 --
Options Contracts:
  Domestic exchanges
    Financial                   123,224              --         123,224        (146,094)                --           (146,094)
    Currencies                 (174,734 )            --        (174,734)       (195,150)                --           (195,150)
    Other                      (180,197 )            --        (180,197)        (43,825)           (95,909)          (139,734)
  Foreign exchanges
    Financial                   (14,941 )            --         (14,941)        (83,697)                --            (83,697)
    Other                      (174,091 )       (39,575)       (213,666)             --                 --                 --
                            ------------   --------------   -----------   --------------   --------------------   -----------
                            $ 1,870,722      $ (169,114)    $ 1,701,608    $ (2,858,006)        $2,691,379        $  (166,627)
                            ------------   --------------   -----------   --------------   --------------------   -----------
                            ------------   --------------   -----------   --------------   --------------------   -----------

                              Three months ended September 30, 1997                  Three months ended September 30, 1996
                       ---------------------------------------------------    ---------------------------------------------------
                                             Change in                                              Change in
                        Net Realized       Net Unrealized                      Net Realized       Net Unrealized
                       Gains (Losses)       Gains/Losses          Total       Gains (Losses)       Gains/Losses          Total
                       --------------      --------------      -----------    --------------      --------------      -----------
Futures Contracts:
  Domestic exchanges
    Financial           $ (1,909,506)        $ (126,969)       $(2,036,475)    $    (90,056)        $   61,200        $   (28,856)
    Currencies             2,753,776            (11,297)         2,742,479       (1,153,085)           946,918           (206,167)
    Other                   (309,204)           174,577           (134,627)        (467,638)          (687,839)        (1,155,477)
  Foreign exchanges
    Financial               (503,412)           287,325           (216,087)         688,871          2,272,608          2,961,479
    Other                    661,314         (1,257,506)          (596,192)         (20,933)            (5,562)           (26,495)
Forward Contracts:
    Other                         --            114,100            114,100               --                 --                 --
Options Contracts:
  Domestic exchanges
    Financial               (229,634)                --           (229,634)        (146,094)                --           (146,094)
    Currencies              (148,234)            (2,026)          (150,260)        (147,900)                --           (147,900)
    Other                    (35,816)                --            (35,816)         (31,950)           (95,909)          (127,859)
  Foreign exchanges
    Financial                     --                 --                 --          (83,697)                --            (83,697)
    Other                   (128,014)           (30,268)          (158,282)              --                 --                 --
                       --------------      --------------      -----------    --------------      --------------      -----------
                        $    151,270         $ (852,064)       $  (700,794)    $ (1,452,482)        $2,491,416          1,038,934
                       --------------      --------------      -----------    --------------      --------------      -----------
                       --------------      --------------      -----------    --------------      --------------      -----------

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

   At September 30, 1997, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

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

   Redemptions of limited interests for the nine and three months ended September 30, 1997 were $5,688,281 and $2,953,996, respectively, and since the commencement of operations (May 1, 1996) were $7,980,297. Additional contributions raised through the continuous offering for the period from May 1, 1996 to September 30, 1997 resulted in additional gross proceeds to the Trust of $42,848,900. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of September 30, 1997 was $103.26, a decrease of 0.20% from the December 31, 1996 net asset value per Interest of $103.47.

   The Trust's positive performance in July was the result of profits recognized in the currency, financial, index, energy, meat and metal sectors. Losses were incurred in the soft sector. In the currency sector, the U.S. dollar rose against the German mark partly on concerns that the planned European Monetary Union would offer a weaker currency with the dollar seen as a safe haven against the EMU. The mark was also affected by sluggish economic news in Germany which contributed to the mark's fall in value to a six-year low against the dollar. Profits were achieved in the Australian dollar, German mark and the Swiss franc. In the financial sector, profits were realized in the U.S. bond market and the Standard & Poor1s 500 stock index. At the beginning of the month, a slight rise in the U.S. Labor Department's June unemployment report eased concerns about wage pressures. The report, combined with the Federal Reserve's decision not to raise short-term interest rates, renewed market optimism for a scenario of a U.S. economy with low inflation and continued growth. In the foreign financial markets, German and Italian bond prices rose on slow economic news. In the metal sector, gold provided significant profits as it reached its lowest level in 11 years. One major contributor to this price drop was gold sales by the Australian central bank. Losses were experienced in the soft sector as shifting inventory expectations and fickle weather patterns altered investor sentiment, specifically in cotton and cocoa.

   The Trust's negative performance in August was the result of losses incurred in the currency, financial, metal, index, meat and grain sectors. Profits were achieved in the soft and energy sectors. The majority of the Trust's losses in August were the result of market reversals early in the month in the currency and financial sectors. The currency reversals were accompanied by a higher United Kingdom base interest rate and market concerns about a possible rise in U.S. interest rates. While the Trust took early profits in the U.S. dollar relative to European currencies, this was not enough to offset losses in the Japanese yen and British pound. The effect of the currency reversals and the concerns about possible higher interest rates caused a sharp reversal as well in U.S. and international bond prices and in U.S. and European stock markets. As a result, in the financial sector the Trust incurred losses in U.S., Swiss, German, Italian, French and Japanese bonds. In addition, in the index sector the Trust incurred losses in the S&P 500 and CAC 40 indices. In the metal sector, base metal prices declined in the latter part of August as low global rates of inflation were viewed as negative to commodity prices by some market participants. There were also some market concerns about possible lower levels of Far East demand for base metals. In the soft sector, the Trust recognized gains in cocoa, coffee and sugar positions.

   The Trust's negative performance in September was the result of losses incurred in the index, currency, soft, grain and meat sectors. Profits were achieved in the energy and metal sectors. During September, the Trust experienced losses as the financial markets remained volatile throughout the month. U.S. stock index futures reversed direction several times, experiencing substantial intra-day price movements. U.S. and international stock indexes reflected particular sensitivity to market expectations regarding economic and monetary conditions throughout the month. In the interest rate markets, losses were incurred in U.S. financials and slight profits were recognized in international government bonds. Significant price moves in the soft sector resulted in losses for the Trust. Coffee declined, plunging 9.3% in one day's trading, on expectations of new supplies from Brazil and the transfer of European coffee beans to the U.S. market. Sugar prices also dropped amid projections of large Brazilian exports following the elimination of the sugar export tax. Positions in cocoa were unprofitable as well. Losses were somewhat offset by gains in the Trust's metal positions as precious metals prices, including silver and gold, rose on indications of strengthening demand. The Trust saw profits in the energy sector as positions in natural gas, light crude and heating oil profited, partly due to increasing inventories following this summer's lows.

   Interest income, commissions and management fees are higher during 1997 versus 1996 principally due to additional contributions received during the continuous offering period.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $1,626,000 and $589,000 for the nine and three months ended September 30, 1997, $348,000 for the period from May 1, 1996 to September 30, 1996 and $232,000 for the three months ended September 1996.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions were approximately $2,700,000 and $1,015,000 for the nine and three months ended September 30, 1997, $539,000 for the period from May 1, 1996 to September 30, 1996 and $356,000 for the three months ended September 1996.

   All trading decisions for the Trust are made by Willowbridge Associates Inc., the trading manager. Management fees are based on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees were approximately $1,050,000 and $391,000 for the nine and three months ended September 30, 1997, $208,000 for the period from May 1, 1996 to September 30, 1996 and $140,000 for the three months ended September 30, 1996.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the trading manager. Incentive fees for the nine months ended September 30, 1997 were approximately $1,221,000 as a result of strong trading performance during the first quarter. No incentive fees were earned during the period from May 1, 1996 through September 30, 1996.

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

WILLOWBRIDGE STRATEGIC TRUST

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant