Form 10-K
period 1997-12-31
WILLOWBRIDGE STRATEGIC TRUST
filed 1998-03-30
CIK 1005006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-23885

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

One New York Plaza, 13th Floor, New York, New York
                                                           10292
----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:

                                   None
------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                        Limited Interests
-----------------------------------------------------------------------
                                         (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of January 31, 1996, included as part of the Registration Statement on Form S-1 (File No. 33-80443) filed with the Securities and Exchange Commission on February 7, 1996, pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Annual Report to Interest holders for the year ended December 31, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K
                                Index to exhibits can be found on pages 8 and 9.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................     8
           Financial Statements and Financial Statement Schedules...........................     8
           Exhibits.........................................................................     8
           Reports on Form 8-K..............................................................     9

SIGNATURES..................................................................................    10

                                     PART I

Item 1. Business

General

   Willowbridge Strategic Trust (the 'Trust') was organized under the Delaware Business Trust Statute on October 16, 1995 and commenced trading operations on May 1, 1996. The Trust will terminate on December 31, 2015 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the 'Trust Agreement'). The Trust was formed to engage in the speculative trading of commodity futures, forward and options contracts. The Trustee of the Trust is Wilmington Trust Company.

   On May 1, 1996, the Trust completed its initial offering with gross proceeds of $12,686,200 from the sale of 125,352 limited interests and 1,510 general interests (collectively, 'Interests'). Additional Interests were being offered monthly at the then current net asset value per Interest until January 31, 1998 but in no event after $100,000,000 in limited interests were sold (the 'Continuous Offering Period'). A minimum initial contribution of $5,000 ($2,000 for an IRA account) was required for each new limited owner unless Prudential Securities Futures Management Inc. (the 'Managing Owner'), in its sole discretion, approved a contribution of a lesser amount. Existing limited owners were permitted to make additional contributions in increments of not less than $100 during the Continuous Offering Period.

   Throughout the Continuous Offering Period, the Registrant accepted additional subscriptions for an aggregate of 489,150 limited interests and 3,665 general interests resulting in additional proceeds to the Registrant of $51,242,700.

   All trading decisions for the Registrant are being made by Willowbridge Associates Inc. (the 'Trading Manager'), an independent commodity trading manager which manages the Registrant's assets pursuant to five trading programs developed by the Trading Manager. The Managing Owner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

Managing Owner

   The Managing Owner, Prudential Securities Futures Management Inc., is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI was the principal underwriter and selling agent for the Trust's Interests and is the commodity broker ('Commodity Broker') of the Trust. The Managing Owner is required to maintain at least a 1% interest in the Trust so long as it is acting as the Managing Owner.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to invest in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant was an open-end fund which solicited the sale of additional Interests on a monthly basis until the Continuous Offering Period expired. As such, the Registrant may have, but no longer competes with other entities to attract new participants. However, to the extent that the Trading Manager recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement. See Notes A, C and D to the Registrant's annual report to limited owners for the year ended December 31, 1997 ('Registrant's 1997 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   As of March 5, 1998, there were 2,926 holders of record owning 495,953 Interests which include 5,175 general interests. A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. Redemptions are permitted monthly, on at least ten days' prior written notice. Redemptions are at the net asset value per Interest, however, Interests redeemed on or prior to the end of the first and second successive six-month periods after their effective date of purchase are subject to redemption charges of 4% and 3%, respectively, of the net asset value at which they are redeemed. These redemption charges are paid to the Managing Owner. Partial redemptions are permitted. Consequently, holders of Interests may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

                                                           Year Ended        Period from May 1, 1996
                                                          December 31,     (commencement of operations)
                                                              1997             to December 31, 1996
                                                          ------------     ----------------------------
         Net realized gain on commodity transactions      $    70,832              $  3,130,423
                                                          ------------         ----------------
                                                          ------------         ----------------
         Change in net unrealized gain on open
           commodity positions                            $ 2,224,441              $    354,215
                                                          ------------         ----------------
                                                          ------------         ----------------
         Commissions                                      $ 3,628,875              $  1,033,462
                                                          ------------         ----------------
                                                          ------------         ----------------
         Management fees                                  $ 1,409,961              $    409,964
                                                          ------------         ----------------
                                                          ------------         ----------------
         Incentive fees                                   $ 1,220,889              $    414,894
                                                          ------------         ----------------
                                                          ------------         ----------------
         Net income (loss)                                $(1,784,677 )            $  2,290,184
                                                          ------------         ----------------
                                                          ------------         ----------------
         Allocation of net income (loss):
           Limited interests                              $(1,771,590 )            $  2,268,174
                                                          ------------         ----------------
                                                          ------------         ----------------
           General interests                              $   (13,087 )            $     22,010
                                                          ------------         ----------------
                                                          ------------         ----------------
           Net income (loss) per weighted average
              Interest                                    $     (4.15 )            $      10.79
                                                          ------------         ----------------
                                                          ------------         ----------------
         Total assets                                     $49,233,450              $ 27,823,974
                                                          ------------         ----------------
                                                          ------------         ----------------
         Redemptions                                      $ 9,031,056              $  2,292,016
                                                          ------------         ----------------
                                                          ------------         ----------------
         Net asset value per Interest                     $    102.96              $     103.47
                                                          ------------         ----------------
                                                          ------------         ----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

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

   The Managing Owner's directors and executive officers and any person holding more than 10% of the Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. Other than Thomas M. Lane, Jr., the executive officers and directors of the Managing Owner did not file Form 3 in a timely manner but have subsequently filed and are now current in all filings. All other filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Thomas M. Lane, Jr.             President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

THOMAS M. LANE, JR., age 49, is the President and a Director of Prudential Securities Futures Management Inc. He is also the President and a Director of Seaport Futures Management, Inc. Mr. Lane has been a Senior Vice President of Futures Sales and Execution Services in the Futures Division since joining PSI in September 1995. Prior to joining PSI, Mr. Lane was employed by Merrill Lynch as the Vice President of Group Future Sales and Marketing from November 1983 until September 1995, and prior to that, Imperial Chemical as a Marketing Manager.

BARBARA J. BROOKS, age 49, is the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 34, is a Vice President of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

A. LAURENCE NORTON, JR., age 59, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Seaport Futures Management, Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 51, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   During December 1997, Thomas M. Lane, Jr. replaced James M. Kelso as President and a Director of Prudential Securities Futures Management Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 5, 1998, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 5, 1998, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 5, 1998, no owners of Interests beneficially own more than five percent (5%) of the limited interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1997 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                          ------------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1997 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants:

              Report of Independent Accountants as of December 31, 1997 and 1996 and
              for the year ended December 31, 1997 and for the period from May 1, 1996
              (commencement of operations) to December 31, 1996                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 1997 and 1996                    3

              Statement of Operations--Year ended December 31, 1997 and the period from
              May 1, 1996 (commencement of operations) to December 31, 1996                    4

              Statements of Changes in Trust Capital--Two years ended December 31, 1997        4

              Notes to Financial Statements                                                    5

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

       10.3   Advisory Agreement, among the Registrant, Prudential Securities Futures
              Management Inc. and Willowbridge Associates Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on
              Form S-1, File No. 33-08443)

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

         13   Registrant's 1997 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's
              1997 Annual Report is to be deemed filed as part of this report) (filed herewith)

       16.1   Letter dated May 15, 1996 from Deloitte & Touche LLP to the Securities and Exchange Commission regarding change in certifying accountant
              (incorporated by reference to Exhibit 16.1 to the Registrant's Current
              Report on Form 8-K dated May 14, 1996)

       27.1   Financial Data Schedule (filed herewith)

(b)           Reports on Form 8-K

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

Willowbridge Strategic Trust

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 30, 1998
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Thomas M. Lane, Jr.                   Date: March 30, 1998
    -----------------------------------------
    Thomas M. Lane, Jr.
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 30, 1998
    -----------------------------------------
    Barbara J. Brooks
    Treasurer and Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 30, 1998
    -----------------------------------------
    Steven Carlino
    Vice President

    By:                                           Date: March   , 1998
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 30, 1998
    -----------------------------------------
    Guy S. Scarpaci
    Director
                                       10