Form 10-Q
period 1998-03-31
WILLOWBRIDGE STRATEGIC TRUST
filed 1998-05-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $48,098,548      $46,416,620
Net unrealized gain on open commodity positions                          2,414,327        2,451,210
Options, at market                                                         304,628          362,402
                                                                      -------------     ------------
Net equity                                                              50,817,503       49,230,232
Other receivable                                                            23,185            3,218
                                                                      -------------     ------------
Total assets                                                           $50,840,688      $49,233,450
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,150,096      $ 1,385,332
Management fee payable                                                     127,102          123,083
                                                                      -------------     ------------
Total liabilities                                                        1,277,198        1,508,415
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (479,857.15 and 458,613.68 interests
  outstanding)                                                          49,067,759       47,217,112
General interests (4,848.00 and 4,933.40 interests outstanding)            495,731          507,923
                                                                      -------------     ------------
Total trust capital                                                     49,563,490       47,725,035
                                                                      -------------     ------------
Total liabilities and trust capital                                    $50,840,688      $49,233,450
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    102.25      $    102.96
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three months ended March 31,
                                                                     -----------------------------
                                                                         1998             1997
--------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                          $    508,365     $  2,630,139
Change in net unrealized gain on open commodity positions                (223,730)       4,460,200
Interest income                                                           580,684          475,488
                                                                     ------------     ------------
                                                                          865,319        7,565,827
                                                                     ------------     ------------
EXPENSES
Commissions                                                             1,019,567          722,476
Management fees                                                           394,288          299,319
Incentive fees                                                                 --        1,214,408
                                                                     ------------     ------------
                                                                        1,413,855        2,236,203
                                                                     ------------     ------------
Net income (loss)                                                    $   (548,536)    $  5,329,624
                                                                     ------------     ------------
                                                                     ------------     ------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                    $   (542,816)    $  5,268,601
                                                                     ------------     ------------
                                                                     ------------     ------------
General interests                                                    $     (5,720)    $     61,023
                                                                     ------------     ------------
                                                                     ------------     ------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                                               $      (1.11)    $      15.49
                                                                     ------------     ------------
                                                                     ------------     ------------
Weighted average number of limited
  and general interests outstanding                                       495,137          344,008
                                                                     ------------     ------------
                                                                     ------------     ------------
--------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997             463,547.08     $47,217,112     $507,923      $47,725,035
Contributions                                 49,726.31       5,359,300       27,000        5,386,300
Net loss                                             --        (542,816)      (5,720 )       (548,536)
Redemptions                                  (28,568.24)     (2,965,837)     (33,472 )     (2,999,309)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 1998                484,705.15     $49,067,759     $495,731      $49,563,490
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Willowbridge Strategic Trust (the 'Trust') as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

   On May 1, 1996, the Trust completed its initial offering with gross proceeds of $12,686,200 from the sale of 125,352 limited interests and 1,510 general interests. Additional Interests were offered monthly at the then current net asset value per Interest until January 31, 1998 (the 'Continuous Offering Period'). Throughout the Continuous Offering Period, the Trust accepted additional subscriptions for an aggregate of 489,150 limited interests and 3,665 general interests resulting in additional proceeds to the Trust of $51,242,700.

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'Managing Owner') or its affiliates perform services for the Trust which include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs charged to the Trust for brokerage services for the three months ended March 31, 1998 and 1997 were $1,019,567 and $722,476, respectively.

   The Trust maintains its trading and cash accounts with Prudential Securities Incorporated ('PSI'), the Trust's commodity broker and an affiliate of the Managing Owner. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions, the Trust's assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   The Trust, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Trust pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At March 31, 1998 and December 31, 1997, such segregated assets totalled $38,334,166 and $42,384,065, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $12,036,463 and $6,852,627 at March 31, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1998, all open futures, forward and options contracts mature within one year.

   As of March 31, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                           1998              1997
                                       -------------     -------------
Financial Futures and Options
  Contracts:
  Commitments to purchase              $ 241,305,137     $ 522,213,105
  Commitments to sell                     37,172,325         7,592,575
Currency Futures and Options
  Contracts:
  Commitments to purchase                 79,174,383           101,737
  Commitments to sell                    101,650,350        74,270,062
Other Futures and Options
Contracts:
  Commitments to purchase                 15,159,605        29,375,203
  Commitments to sell                      2,794,950         1,551,520
Other Forward Contracts:
  Commitments to purchase                 11,777,218           939,873

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1998 and December 31, 1997, the fair values of open futures, forward and options contracts was:

                                           1998                            1997
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $     4,781      $  129,344     $   792,100     $   240,225
     Currencies                   1,819,549         318,427         624,975              89
     Other                          624,902         334,260         713,857       1,004,794
  Foreign exchanges
     Financial                      476,697         176,445       1,621,656          46,687
     Other                               --              --              --           3,123
Forward Contracts:
     Other                          446,874              --              --           6,460
Options Contracts:
  Domestic exchanges
     Financial                      152,000              --          68,002              --
     Currencies                     105,600              --         294,400              --
  Foreign exchanges
     Other                           47,028              --              --              --
                                -----------     -----------     -----------     -----------
                                $ 3,677,431      $  958,476     $ 4,114,990     $ 1,301,378
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1998 and 1997, respectively.

                                           1998                            1997
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $   574,598      $  140,440     $   494,661     $    27,991
     Currencies                     754,604         134,385         554,318         103,901
     Other                          643,162         561,735       1,100,180         320,591
  Foreign exchanges
     Financial                    2,334,453          91,580         337,875         133,620
     Other                               --             781         714,508          58,600
Forward Contracts:
     Other                          283,825           1,614              --              --
Options Contracts:
  Domestic exchanges
     Financial                       55,001              --              --              --
     Currencies                     100,000              --              --              --
     Other                               --              --          24,938              --
  Foreign exchanges
     Other                           11,757              --           1,227              --
                                -----------     -----------     -----------     -----------
                                $ 4,757,400      $  930,535     $ 3,227,707     $   644,703
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

    The following table presents the Trust's trading revenues from futures, forward and options contracts for the three months ended March 31, 1998 and 1997.

                                            1998            1997
                                         -----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                           $(1,499,065)    $  482,037
     Currencies                           (1,554,698)     1,013,290
     Other                                (1,712,147)     3,884,227
  Foreign exchanges
     Financial                             4,895,516        334,711
     Other                                        --      1,047,891
Forward Contracts:
     Other                                   582,546             --
Options Contracts:
  Domestic exchanges
     Financial                              (143,660)       338,169
     Currencies                             (268,938)            --
     Other                                        --         (9,986)
  Foreign exchanges
     Other                                   (14,919)            --
                                         -----------     ----------
                                         $   284,635     $7,090,339
                                         -----------     ----------
                                         -----------     ----------

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on May 1, 1996 with gross proceeds of $12,686,200 allocated to commodities trading. Additional Interests were offered monthly at the then current net asset value per Interest until the continuous offering period expired on January 31, 1998. Additional contributions made during the continuous offering period totalled $51,242,700.

   At March 31, 1998, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

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

   Redemptions of limited interests for the three months ended March 31, 1998 were $2,965,837 and were $33,472 for general interests. Redemptions of limited interests and general interests recorded from commencement of operations, May 1, 1996, through March 31, 1998 were $14,288,909 and $33,472, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 31, 1998 was $102.25, a decrease of .69% from the December 31, 1997 net asset value per Interest of $102.96.

   The Trust's positive January performance was primarily the result of profits earned in the financial, soft, metal and energy sectors. Losses were experienced in the currency, index, grain and meat sectors. The Trust saw gains during the month in both its discretionary and systematic trading programs. In the financial sector, the Trust continued to be profitable. During the latter part of 1997 and into early 1998, it became clear that a number of factors, particularly the increasing amount of bonds made available for sale by central banks, pointed to an imbalance in the relationship between stock and bond levels. This imbalance caused bond prices to rally in the U.S. and certain European countries, resulting in profits for the Trust. In the soft sector, coffee positions were quite profitable as prices rose on supply concerns due to tight stockpiles and dry weather in producing areas. Gains in silver made for a profitable metal sector. In the energy sector, profits were driven by gains in natural gas and light crude oil. Gains were somewhat offset by losses in the currency sector as price reversals in the Japanese yen, British pound and Swiss franc created losses for the Trust. Additionally, positions in the S&P 500 index incurred losses due, in part, to a lack of direction throughout the month. Finally, in the grain sector, soybean meal and soybean oil positions were unprofitable as were lean hogs and live cattle in the meat sector.

   The Trust's negative February performance resulted primarily from losses in the currency, soft, index, meat, grain and financial sectors. Gains were experienced in the metal and energy sectors. The currency sector provided the majority of February's losses as the deutsche mark fell from its earlier highs and the Japanese yen reversed on market hopes that the Japanese government might take stronger fiscal action to improve the economy. Soft sector positions were also unprofitable as coffee positions suffered from price reversals. Sugar and cocoa were unprofitable as well. In the discretionary portion of the Trust, index sector positions incurred losses. Specifically, short positions in the S&P 500 were unprofitable as it rose over 7% during the month. Trust losses were partially offset by gains in the metal and energy sectors. Volatility in silver drove metal sector profits. Long silver positions gained as a major purchaser of silver forced prices to a 9 1/2-year high before reversing as a result of profit taking at month's end. In the energy sector, the price of light crude oil dropped amid reports of significant inventories, profiting the Trust's short positions.

   The Trust's negative March performance resulted from losses in the financial, metal, soft, grain and index sectors. Gains were achieved in the currency and energy sectors. The majority of the Trust's losses was the result of trading in the financial sector. Late in the month, U.S. bond yields reversed direction and rose due to reduced expectations for a deflationary market, causing losses in long U.S. Treasury note and bond positions. In addition, various markets in the financial sector experienced dramatic swings during the month. For instance, the differing expectations as to the amount of economic stimulus that would take place in Japan had a significant affect on the Japanese yen. Additionally, market uncertainty over the rate of economic growth in Europe and the U.S. and the continuing Asian economic problems had an affect on many traded sectors. These 'choppy markets' proved to be difficult for the Trust. Metal sector positions were unprofitable across the board. For example, short gold positions lost value as prices soared in response to increased buying as a hedge against inflation. In the currency sector, the Trust recognized gains in both Swiss franc and Japanese yen positions.

   Interest income earned and commissions and management fees incurred during the three months ended March 31, 1998 were not comparable to the prior period, and increased in connection with the increase in traded assets as a result of the additional contributions discussed in Liquidity and Capital Resources above.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income for the three months ended March 31, 1998 and 1997 was approximately $581,000 and $475,000, respectively.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the three months ended March 31, 1998 and 1997 were approximately $1,020,000 and $722,000, respectively.

   All trading decisions for the Trust are made by Willowbridge Associates Inc., the trading manager. Management fees are based on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the three months ended March 31, 1998 and 1997 were approximately $394,000 and $299,000, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the trading manager. Incentive fees of approximately $1,214,000 were earned during the three months ended March 31, 1997, as a result of strong trading performance during that period. No incentive fees were earned during the three months ended March 31, 1998.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

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

WILLOWBRIDGE STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant