Form 10-Q
period 1998-06-30
WILLOWBRIDGE STRATEGIC TRUST
filed 1998-08-13
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $36,935,868      $46,416,620
Net unrealized gain on open commodity positions                            629,369        2,451,210
Options, at market                                                          39,471          362,402
                                                                      -------------     ------------
Net equity                                                              37,604,708       49,230,232
Other receivable                                                            25,503            3,218
                                                                      -------------     ------------
Total assets                                                           $37,630,211      $49,233,450
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,189,884      $ 1,385,332
Management fees payable                                                     94,075          123,083
                                                                      -------------     ------------
Total liabilities                                                        1,283,959        1,508,415
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (430,597.320 and 458,613.680 interests
  outstanding)                                                          35,982,745       47,217,112
General interests (4,350 and 4,933.397 interests outstanding)              363,507          507,923
                                                                      -------------     ------------
Total trust capital                                                     36,346,252       47,725,035
                                                                      -------------     ------------
Total liabilities and trust capital                                    $37,630,211      $49,233,450
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     83.56      $    102.96
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these statements.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Six months ended                Three months ended
                                                    June 30,                         June 30,
                                        --------------------------------    ---------------------------
                                              1998              1997           1998            1997
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                            $ (6,123,327)     $  1,719,452    $(6,631,692)   $   (910,687)
Change in net unrealized gain on
  commodity positions                       (1,966,009)          682,950     (1,742,279)     (3,777,250)
Interest income                              1,048,944         1,036,723        468,260         561,235
                                        ----------------    ------------    -----------    ------------
                                            (7,040,392)        3,439,125     (7,905,711)     (4,126,702)
                                        ----------------    ------------    -----------    ------------
EXPENSES
Commissions                                  1,846,314         1,685,693        826,747         963,217
Management fees                                692,486           659,447        298,198         360,128
Incentive fees                                      --         1,214,408             --              --
                                        ----------------    ------------    -----------    ------------
                                             2,538,800         3,559,548      1,124,945       1,323,345
                                        ----------------    ------------    -----------    ------------
Net loss                                  $ (9,579,192)     $   (120,423)   $(9,030,656)   $ (5,450,047)
                                        ----------------    ------------    -----------    ------------
                                        ----------------    ------------    -----------    ------------
ALLOCATION OF NET LOSS
Limited interests                         $ (9,483,151)     $   (123,223)   $(8,940,335)   $ (5,391,824)
                                        ----------------    ------------    -----------    ------------
                                        ----------------    ------------    -----------    ------------
General interests                         $    (96,041)     $      2,800    $   (90,321)   $    (58,223)
                                        ----------------    ------------    -----------    ------------
                                        ----------------    ------------    -----------    ------------
NET LOSS PER WEIGHTED AVERAGE LIMITED
AND GENERAL INTEREST
Net loss per weighted average limited
  and general interest                    $     (19.86)     $       (.31)   $    (19.23)   $     (12.55)
                                        ----------------    ------------    -----------    ------------
                                        ----------------    ------------    -----------    ------------
Weighted average number of limited
  and general interests outstanding            482,328           389,052        469,520         434,095
                                        ----------------    ------------    -----------    ------------
                                        ----------------    ------------    -----------    ------------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                             LIMITED         GENERAL
                                           INTERESTS        INTERESTS       INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997           463,547.077     $ 47,217,112     $507,923      $47,725,035
Contributions                               49,726.311        5,359,300       27,000        5,386,300
Net loss                                            --       (9,483,151)     (96,041 )     (9,579,192)
Redemptions                                (78,326.068)      (7,110,516)     (75,375 )     (7,185,891)
                                          ------------     ------------     ---------     -----------
Trust capital--June 30, 1998               434,947.320       35,982,745      363,507       36,346,252
                                          ------------     ------------     ---------     -----------
                                          ------------     ------------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)
A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Willowbridge Strategic Trust (the 'Trust') as of June 30, 1998 and the results of its operations for six and the three months ended June 30, 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc., a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), is the managing owner of the Trust (the 'Managing Owner'). The Managing Owner and its affiliates perform services for the Trust which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. Except for the costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of organizing the Trust and offering its interests as well as its routine operational, administrative, legal and auditing fees. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   The Trust maintains its trading and cash accounts with Prudential Securities Incorporated, the Trust's commodity broker and an affiliate of the Managing Owner. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions, the Trust's assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

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

   As of June 30, 1998, a non-U.S. affiliate of the Managing Owner owns 293 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At June 30, 1998 and December 31, 1997, such segregated assets totalled $26,600,436 and $42,384,065, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $11,860,366 and $6,852,627 at June 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1998, all open futures and options contracts mature within one year.

   As of June 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                           1998              1997
                                       -------------     -------------
Financial Futures and Options
  Contracts:
  Commitments to purchase              $ 354,048,032     $ 522,213,105
  Commitments to sell                     54,012,651         7,592,575
Currency Futures and Options
  Contracts:
  Commitments to purchase                  3,951,525           101,737
  Commitments to sell                     51,574,225        74,270,062
Other Futures and Options
Contracts:
  Commitments to purchase                 28,793,780        29,375,203
  Commitments to sell                     12,044,773         1,551,520
Other Forward Contracts:
  Commitments to purchase                    856,094           939,873

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

   At June 30, 1998 and December 31, 1997, the fair values of futures, forward and options contracts were:

                                                         1998                            1997
                                              ---------------------------     ---------------------------
                                                Assets        Liabilities       Assets        Liabilities
                                              -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                $ 1,035,344     $    17,825     $   792,100     $   240,225
     Currencies                                   249,615         264,301         624,975              89
     Other                                        359,960         711,430         713,857       1,004,794
  Foreign exchanges
     Financial                                  1,042,886         208,786       1,621,656          46,687
     Other                                             --              --              --           3,123
Forward Contracts:
     Other                                             --         856,094              --           6,460
Options Contracts:
  Domestic exchanges
     Financial                                         --              --          68,002              --
     Currencies                                        --              --         294,400              --
  Foreign exchanges
     Other                                         39,471              --              --              --
                                              -----------     -----------     -----------     -----------
                                              $ 2,727,276     $ 2,058,436     $ 4,114,990     $ 1,301,378
                                              -----------     -----------     -----------     -----------
                                              -----------     -----------     -----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1998 and 1997, respectively.

                                                           1998                           1997
                                                --------------------------     --------------------------
                                                  Assets       Liabilities       Assets       Liabilities
                                                ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                     478,766         159,260     $  322,595      $   36,767
     Currencies                                    800,884         207,134        464,986          89,317
     Other                                         435,905         588,997      1,066,586         320,331
  Foreign exchanges
     Financial                                   1,658,368          84,994        223,717         183,524
     Other                                              --             446        892,816         119,805
Forward Contracts:
  Other                                            171,952         246,969             --              --
Options Contracts:
  Domestic exchanges
     Financial                                      94,429              --             --              --
     Currencies                                     58,043              --          3,514              --
     Other                                              --              --         23,946              --
  Foreign exchanges
     Financial                                      10,287              --             --              --
     Other                                          21,620              --         17,598              --
                                                ----------     -----------     ----------     -----------
                                                $3,730,254     $ 1,287,800     $3,015,758      $  749,744
                                                ----------     -----------     ----------     -----------
                                                ----------     -----------     ----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1998 and 1997, respectively.

                                                           1998                           1997
                                                --------------------------     --------------------------
                                                  Assets       Liabilities       Assets       Liabilities
                                                ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                  $  264,438     $   170,600     $  522,848      $   36,352
     Currencies                                  1,101,831         307,706        264,658          99,248
     Other                                         275,898         552,576      1,266,241         366,970
  Foreign exchanges
     Financial                                     686,863         101,271        249,300         221,904
     Other                                              --              --      1,121,717         164,374
Forward Contracts:
  Other                                            128,810         430,580             --              --
Options Contracts:
  Domestic exchanges
     Financial                                     148,251              --             --              --
     Currencies                                     27,975              --          6,150              --
     Other                                              --              --         41,906              --
  Foreign exchanges
     Financial                                      18,003              --             --              --
     Other                                          37,836              --         29,598              --
                                                ----------     -----------     ----------     -----------
                                                $2,689,905     $ 1,562,733     $3,502,418      $  888,848
                                                ----------     -----------     ----------     -----------
                                                ----------     -----------     ----------     -----------

    The following tables present the Trust's trading revenues from futures, forward and options contracts during the six and three months ended June 30, 1998 and 1997, respectively.

                                                  Six Months Ended                 Three Months Ended
                                                      June 30,                          June 30,
                                            -----------------------------     -----------------------------
                                                1998             1997             1998             1997
                                            ------------     ------------     ------------     ------------
Futures Contracts:
  Domestic exchanges
     Financial                              $(1,839,083)    $(1,018,970)    $  (340,018)    $(1,501,007)
     Currencies                              (4,613,684)      2,751,048      (3,058,986)      1,737,758
     Other                                   (4,030,247)      1,542,195      (2,318,100)     (2,342,032)
  Foreign exchanges
     Financial                                5,129,006      (2,622,595)        233,490      (2,957,306)
     Other                                           --       1,637,046             --          589,155
Forward Contracts:
  Other                                      (1,099,926)             --      (1,682,472)             --
Options Contracts:
  Domestic exchanges
     Financial                                 (890,181)        352,859        (746,521)           (251)
     Currencies                                (656,525)        (24,474)       (387,587)        (24,474)
     Other                                       (4,940)       (144,381)         (4,940)       (151,181)
  Foreign exchanges
     Financial                                  (65,754)        (14,941)        (65,754)             --
     Other                                      (18,002)        (55,385)         (3,083)        (38,599)
                                            ------------     ------------   ------------    ------------
                                            $(8,089,336)    $ 2,402,402     $(8,373,971)    $(4,687,937)
                                            ------------     ------------   ------------    ------------
                                            ------------     ------------   ------------    ------------

D. Subsequent Event

   During July 1998, Willowbridge Associates Inc. ceased to serve as a trading manager to the Trust with regard to all trading programs with the exception of the XLIM program, which represented approximately 50% of the Trust's assets. The Trust is currently negotiating with other independent commodities trading managers to trade those Trust assets previously traded by Willowbridge Associates Inc.

                          WILLOWBRIDGE STRATEGIC TRUST
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on May 1, 1996 with gross proceeds of $12,686,200 allocated to commodities trading. Additional Interests were offered monthly at the then current net asset value per Interest until the continuous offering period expired January 31, 1998. Additional contributions made during the continuous offering period totalled $51,242,700.

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

   Redemptions of limited interests for the six months and three months ended June 30, 1998 were $7,110,516 and $4,144,679, respectively. Redemptions by the Managing Owner recorded for the six and three months ended June 30, 1998 were $75,375 and $41,903, respectively. Redemptions of limited interests and general interests recorded from commencement of operations, May 1, 1996, through June 30, 1998 were $18,433,588 and $75,375, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of June 30, 1998 was $83.56 a decrease of 18.84% from the December 31, 1997 net asset value per Interest of $102.96.

   The Trust's negative April performance resulted from losses in the currency, financial, metal, energy, soft, index and grain sectors. Gains were achieved in the meat sector. Trading in April began strong, but events in Japan drove negative performance for the remainder of the month. Early gains were the result of continuing trends which included advances in the U.S. dollar relative to major currencies and rising G7 bond prices. Early in the month, the U.S. dollar rose sharply against the Japanese yen. This followed Japan's removal of restrictions on the expatriation of currency out of Japan and the release of a study showing signs of weakness in the Japanese economy. As the month progressed, several currency markets reversed with the U.S. dollar weakening, accentuated by market intervention by the Bank of Japan over a holiday weekend. In the financial sector, bond prices, particularly in the U.S., reversed causing losses for the Trust in its U.S. Treasury, German, Italian Eurodollar and British three-month bond positions. The Trust's silver positions experienced losses as silver prices fell during the month on news that a major investor was selling significant holdings. In the energy sector, natural gas prices reversed and headed lower causing long positions to decline in value. In the meat sector, live cattle positions were profitable, partially offsetting losses for the Trust.

   The Trust's negative May performance was primarily the result of losses in the metal, grain, energy, meat and soft sectors. Gains were achieved in the currency and financial sectors. In the metal sector, the Trust's long silver positions incurred losses as speculation that silver prices would rise initially appeared justified, but prices quickly fell as investors realized that there would be no silver rally in the near term. Additionally, gold prices declined by about $10 an ounce, adding to losses. In the grain sector, long corn positions were unprofitable as prices fell on indications pointing toward decreased demand. In addition, a decline in soybean oil prices led to losses for the Trust's long positions. Energy sector prices fell throughout the month making long positions, specifically in natural gas and unleaded gasoline, unprofitable. Partially offsetting losses were profits in the currency sector. The Japanese yen's steady decline to seven-year lows profited the Trust's short positions. This drop was in response to investor fears that the worst is yet to come for the Japanese economy. Financial sector positions profited as the Japanese Government bond reached all-time highs. Positions in U.S. Treasuries and French notional bonds recognized gains as well.

   The Trust's negative June performance resulted from losses in the currency and grain sectors. Gains were achieved in the financial, metal, energy, index and soft sectors. Early in the month, a strong U.S. dollar, relative to the Japanese yen and rising U.S. and international bond prices provided early gains. However, U.S. Federal Reserve Bank intervention during the month forced price reversals, resulting in a net loss in currency sector positions for the month. In the financial sector, U.S. 30-year Treasury bond positions profited as prices rose on continued expectations of low inflation, more moderate U.S. economic growth and capital flows due to uncertain economic conditions in Asia. Profits were also experienced in the metal sector, particularly in silver and copper. Index sector positions in the S&P 500 gained as the index traded erratically early in the month only to end the month on an uptrend.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased by approximately $12,000 during the six months ended June 30, 1998 versus 1997, but decreased by approximately $93,000 during the three months ended June 30, 1998 versus 1997. These fluctuations were largely the result of continually increasing asset levels due to contributions made during 1997 and 1998 through January 31 when the continuous offering period expired, offset by redemptions and poor trading performance since April 1997.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions increased by approximately $161,000 during the six months ended June 30, 1998 as compared to 1997, but decreased by approximately $136,000 during the three months ended June 30, 1998 as compared to 1997 for the same reasons interest income fluctuated as discussed above.

   All trading decisions for the Trust are made by Willowbridge Associates Inc., the trading manager. During July 1998, Willowbridge Associates Inc. ceased to serve as a trading manager to the Trust with regard to all trading programs with the exception of the XLIM program, which represented approximately 50% of the Trust's assets. The Trust is currently negotiating with other independent commodities trading managers to trade those Trust assets previously traded by Willowbridge Associates Inc. Management fees are based on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees increased by approximately $33,000 during the six months ended June 30, 1998 as compared to 1997, but decreased by approximately $62,000 during the three months ended June 30, 1998 as compared to 1997 for the same reasons interest income fluctuated as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the trading manager. Incentive fees for the three months ended March 31, 1997 were approximately $1,214,000 as a result of strong trading performance during the first quarter; however, no incentive fees have been earned since that date.

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

WILLOWBRIDGE STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Steven Carlino                        Date: August 13, 1998
    ----------------------------------------
    Steven Carlino
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       11