Form 10-Q
period 1998-09-30
WILLOWBRIDGE STRATEGIC TRUST
filed 1998-11-16
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-23885

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
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

                          WILLOWBRIDGE STRATEGIC TRUST
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS
                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $41,053,649      $46,416,620
Net unrealized gain on open commodity positions                          3,663,777        2,451,210
Options, at market                                                              --          362,402
                                                                      -------------     ------------
Net equity                                                              44,717,426       49,230,232
Other receivables                                                           21,786            3,218
                                                                      -------------     ------------
Total assets                                                           $44,739,212      $49,233,450
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,127,880      $ 1,385,332
Incentive fees payable                                                     646,724               --
Management fees payable                                                     82,805          123,083
                                                                      -------------     ------------
Total liabilities                                                        1,857,409        1,508,415
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (402,101.723 and 458,613.680 interests
  outstanding)                                                          42,457,347       47,217,112
General interests (4,020 and 4,933.397 interests outstanding)              424,456          507,923
                                                                      -------------     ------------
Total trust capital                                                     42,881,803       47,725,035
                                                                      -------------     ------------
Total liabilities and trust capital                                    $44,739,212      $49,233,450
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    105.59      $    102.96
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Nine months ended                  Three months ended
                                                 September 30,                      September 30,
                                      ------------------------------------    --------------------------
                                            1998                1997             1998           1997
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                         $     1,017,473     $     1,870,722    $ 7,140,800    $   151,270
Change in net unrealized gain on
  commodity positions                        1,085,121            (169,114)     3,051,130       (852,064)
Interest income                              1,473,020           1,625,529        424,076        588,806
                                      -----------------    ---------------    -----------    -----------
                                             3,575,614           3,327,137     10,616,006       (111,988)
                                      -----------------    ---------------    -----------    -----------
EXPENSES
Commissions                                  2,417,893           2,700,306        571,579      1,014,613
Management fees                                880,518           1,049,966        188,032        390,519
Incentive fees                                 646,724           1,220,889        646,724          6,481
                                      -----------------    ---------------    -----------    -----------
                                             3,945,135           4,971,161      1,406,335      1,411,613
                                      -----------------    ---------------    -----------    -----------
Net income (loss)                      $      (369,521)    $    (1,644,024)   $ 9,209,671    $(1,523,601)
                                      -----------------    ---------------    -----------    -----------
                                      -----------------    ---------------    -----------    -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                      $      (365,588)    $    (1,632,429)   $ 9,117,563    $(1,509,206)
                                      -----------------    ---------------    -----------    -----------
                                      -----------------    ---------------    -----------    -----------
General interests                      $        (3,933)    $       (11,595)   $    92,108    $   (14,395)
                                      -----------------    ---------------    -----------    -----------
                                      -----------------    ---------------    -----------    -----------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL
INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $          (.80)    $         (3.96)   $     21.63    $     (3.27)
                                      -----------------    ---------------    -----------    -----------
                                      -----------------    ---------------    -----------    -----------
Weighted average number of limited
  and general interests outstanding            463,449             414,874        425,690        466,518
                                      -----------------    ---------------    -----------    -----------
                                      -----------------    ---------------    -----------    -----------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997            463,547.077     $47,217,112     $ 507,923     $47,725,035
Contributions                                49,726.311       5,359,300        27,000       5,386,300
Net loss                                             --        (365,588)       (3,933)       (369,521)
Redemptions                                (107,151.665)     (9,753,477)     (106,534)     (9,860,011)
                                          -------------     -----------     ---------     -----------
Trust capital--September 30, 1998           406,121.723     $42,457,347     $ 424,456     $42,881,803
                                          -------------     -----------     ---------     -----------
                                          -------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of September 30, 1998 and the results of its operations for nine and the three months ended September 30, 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   During July 1998, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a trading manager to the Trust with regard to all trading programs with the exception of its XLIM program, which represented approximately 50% of the Trust's assets. These assets were assigned to a new trading manager, Bridgewater Associates, Inc. ('Bridgewater') who began trading Trust assets on August 26, 1998. The monthly management fee paid to Bridgewater equals .0813% (a .9756% annual rate) of its traded assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fees paid to Bridgewater and Willowbridge equal 20% of the New High Net Trading Profits as defined in the Advisory Agreements among the Trust, the Managing Owner and each trading manager. In conjunction with this change, the Trust was renamed Prudential Securities Strategic Trust.

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

   The Trust maintains its trading and cash accounts with PSI, the Trust's commodity broker and an affiliate of the Managing Owner. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions, the Trust's assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

   The Trust, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Trust pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Trust.

   As of September 30, 1998, a non-U.S. affiliate of the Managing Owner owns
293.003 limited interests of the Trust.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust's trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At September 30, 1998 and December 31, 1997, such segregated assets totalled $28,754,403 and $42,384,065, respectively. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $16,133,874 and $6,852,627 at September 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1998, all open futures and options contracts generally mature within one year.

   As of September 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                           1998              1997
                                       -------------     -------------
Financial Futures and Options
  Contracts:
  Commitments to purchase              $ 793,312,025     $ 522,213,105
  Commitments to sell                    172,831,702         7,592,575
Currency Futures and Options
  Contracts:
  Commitments to purchase                145,779,350           101,737
  Commitments to sell                     30,246,740        74,270,062
Other Futures Contracts:
  Commitments to purchase                  3,866,086        29,375,203
  Commitments to sell                          9,468         1,551,520
Other Forward Contracts:
  Commitments to purchase                    171,615           939,873
  Commitments to sell                        251,085                --

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

   At September 30, 1998 and December 31, 1997, the fair values of futures, forward and options contracts were:

                                                         1998                            1997
                                              ---------------------------     ---------------------------
                                                Assets        Liabilities       Assets        Liabilities
                                              -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                $ 3,210,559     $   116,237     $   792,100     $   240,225
     Currencies                                   806,137         920,841         624,975              89
     Other                                        162,955              --         713,857       1,004,794
  Foreign exchanges
     Financial                                  1,715,387         955,922       1,621,656          46,687
     Other                                         35,331         102,741              --           3,123
Forward Contracts:
     Other                                            764         171,615              --           6,460
Options Contracts:
  Domestic exchanges
     Financial                                         --              --          68,002              --
     Currencies                                        --              --         294,400              --
                                              -----------     -----------     -----------     -----------
                                              $ 5,931,133     $ 2,267,356     $ 4,114,990     $ 1,301,378
                                              -----------     -----------     -----------     -----------
                                              -----------     -----------     -----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the nine months ended September 30, 1998 and 1997, respectively.

                                                         1998                           1997
                                              --------------------------     --------------------------
                                                Assets       Liabilities       Assets       Liabilities
                                              ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                $  787,562     $   134,009     $  406,350     $    35,031
     Currencies                                  814,093         315,517        983,915         206,216
     Other                                       322,124         431,621        898,058         309,928
  Foreign exchanges
     Financial                                 1,904,090         204,298        291,249         160,998
     Other                                         3,751          28,544        735,114         297,858
Forward Contracts:
     Currencies                                    1,465              90             --              --
     Other                                       120,443         190,690         11,410               8
Options Contracts:
  Domestic exchanges
     Financial                                    66,101              --         21,330              --
     Currencies                                   40,630              --          2,460              --
     Other                                         4,900              --         41,871              --
  Foreign exchanges
     Financial                                     7,201              --             --              --
     Other                                        15,134              --         45,025              --
                                              ----------     -----------     ----------     -----------
                                              $4,087,494     $ 1,304,769     $3,436,782     $ 1,010,039
                                              ----------     -----------     ----------     -----------
                                              ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended September 30, 1998 and 1997, respectively.

                                                         1998                           1997
                                              --------------------------     --------------------------
                                                Assets       Liabilities       Assets       Liabilities
                                              ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                $1,389,901     $    60,775     $  464,342     $    23,234
     Currencies                                  696,090         492,384      1,724,134         402,694
     Other                                       132,465         226,164        426,299         221,110
  Foreign exchanges
     Financial                                 2,118,801         414,203        344,150         121,846
     Other                                         9,377          70,578        561,388         615,353
Forward Contracts:
     Currencies                                    3,663             226             --              --
     Other                                           191         258,552         28,525              --
Options Contracts:
  Domestic exchanges
     Financial                                        --              --         53,325              --
     Currencies                                       --              --          6,150              --
     Other                                        12,250              --         62,771              --
  Foreign exchanges
     Other                                         9,868              --        111,335              --
                                              ----------     -----------     ----------     -----------
                                              $4,372,606     $ 1,522,882     $3,782,419     $ 1,384,237
                                              ----------     -----------     ----------     -----------
                                              ----------     -----------     ----------     -----------

   The following tables present the Trust's trading revenues from futures, forward and options contracts during the nine and three months ended September 30, 1998 and 1997, respectively.

                                                 Nine Months Ended                Three Months Ended
                                                   September 30,                     September 30,
                                           -----------------------------     -----------------------------
                                               1998             1997             1998             1997
                                           ------------     ------------     ------------     ------------
Futures Contracts:
  Domestic exchanges
     Financial                             $  1,850,457     $(3,055,444 )    $  3,689,540     $(2,036,475 )
     Currencies                              (3,540,488)      5,493,527         1,073,196       2,742,479
     Other                                   (5,631,904)      1,407,569        (1,601,657)       (134,627 )
  Foreign exchanges
     Financial                               12,604,230      (2,838,681 )       7,475,224        (216,087 )
     Other                                        3,303       1,040,851             3,303        (596,192 )
Forward Contracts:
     Currencies                                (116,004)             --          (116,004)             --
     Other                                   (1,277,277)        114,100          (177,351)        114,100
Options Contracts:
  Domestic exchanges
     Financial                                 (890,181)        123,224                --        (229,634 )
     Currencies                                (722,951)       (174,734 )         (66,426)       (150,260 )
     Other                                       (4,940)       (180,197 )              --         (35,816 )
  Foreign exchanges
     Financial                                  (65,754)        (14,941 )              --              --
     Currencies                                 (48,425)             --           (48,425)             --
     Other                                      (57,472)       (213,666 )         (39,470)       (158,282 )
                                           ------------     ------------     ------------     ------------
                                           $  2,102,594     $ 1,701,608      $ 10,191,930     $  (700,794 )
                                           ------------     ------------     ------------     ------------
                                           ------------     ------------     ------------     ------------

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on May 1, 1996 with gross proceeds of $12,686,200 allocated to commodities trading. Additional Interests were offered monthly at the then current net asset value per Interest until the continuous offering period expired January 31, 1998. Additional contributions made during the continuous offering period totalled $51,242,700.

   At September 30, 1998, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

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

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Managing Owner attempts to minimize these risks by requiring the Trust's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures, forward and options contracts.

   Redemptions of limited interests for the nine months and three months ended September 30, 1998 were $9,753,477 and $2,642,961, respectively. Redemptions by the Managing Owner recorded for the nine and three months ended September 30, 1998 were $106,534 and $31,159, respectively. Redemptions of limited interests and general interests recorded from commencement of operations, May 1, 1996, through September 30, 1998 were $21,076,549 and $106,534, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' The Trust could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to the Trust.

   The Trust has engaged third parties to perform primarily all of the services it needs. Accordingly, the Trust's Year 2000 Problems, if any, are not its own but those that center on the ability of the Trustee, Managing Owner, Prudential Securities Incorporated, its trading managers and any other third party with whom the Trust has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   The Trust has received assurances from its Managing Owner and Prudential Securities Incorporated that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as the Trust's Trustee and trading managers, have not made similar representations to the Trust, the Trust has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on the Trust, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to the Trust at this time, but could have a material adverse impact on the operations of the Trust. The Managing Owner will promptly notify the Trust's limited owners in the event it determines that the Year 2000 Problem will have a material adverse impact on the Trust's operations.

   The Trust has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for the Trust to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by the Trust, the Trust believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on the Trust's operations.

Results of Operations

   The net asset value per Interest as of September 30, 1998 was $105.59, an increase of 2.55% from the December 31, 1997 net asset value per Interest of $102.96. Additionally, the net asset value per Interest increased 26.36% during the third quarter.

   The Trust's trading resulted in a positive return for the third quarter. Gains were seen in the financial and currency sectors. Losses were incurred in the index, grain, metal, energy and soft sectors. The majority of third quarter market movement occurred in the financial and currency sectors. These markets were both influenced by significant world events including the weakness of large Japanese banks and the devaluation of the Russian ruble. These events caused a reevaluation of the outlook on the global economy resulting in falling world stock markets. This drop prompted a flight to safety driving government bond prices higher. As a result, the Trust's long positions in German ten-year, U.S. Treasury, British, Eurodollar and French notional bond positions were profitable. Through the second half of the quarter, the value of the German deutsche mark rose as the U.S. dollar fell, profiting the Trust's long positions. Gains were also achieved in the Canadian dollar and Japanese yen. Stock market volatility led to losses across the Trust's index positions, including the S&P 500, German DAX and Italian FIB 30.

   During July 1998, Willowbridge ceased to serve as a trading manager to the Trust with regard to all trading programs with the exception of its XLIM program, which represented approximately 50% of the Trust's assets. These assets were assigned to a new trading manager, Bridgewater, who began trading Trust assets on August 26, 1998. As a result, the Trust did not incur commissions or management fees during the period these assets were not allocated for commodities trading. The monthly management fee paid to Bridgewater equals
 .0813% (a .9756% annual rate) of its traded assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fees paid to Bridgewater and Willowbridge equal 20% of the New High Net Trading Profits as defined in the Advisory Agreements among the Trust, the Managing Owner and each trading manager.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased during the nine and three months ended September 30, 1998 as compared to 1997 by approximately $153,000 and $165,000, respectively. These fluctuations were largely the result of poor trading performance from April 1997 through the second quarter of 1998, declining interest rates during the current year and redemptions offset, in part, by continually increasing asset levels due to contributions made during 1997 and 1998 through January 31 when the continuous offering period expired.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions decreased during the nine and three months ended September 30, 1998 as compared to 1997 by approximately $282,000 and $443,000, respectively. The effect on the monthly net asset values of poor trading performance from April 1997 through the second quarter of 1998, as well as redemptions, caused a majority of these decreases.

The reallocation of assets from Willowbridge to Bridgewater as discussed above also resulted in decreases to commissions.

   As of September 30, 1998, all trading decisions were made by Willowbridge and Bridgewater (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees decreased during the nine and three months ended September 30, 1998 as compared to 1997 by approximately $169,000 and $202,000, respectively, primarily for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Managers, as defined in the Advisory Agreements between the Trust, the Managing Owner and each Trading Manager. Incentive fees for the nine and three months ended September 30, 1998 were approximately $647,000 as a result of strong trading performance during the third quarter of 1998. Incentive fees for the nine months ended September 30, 1997 were approximately $1,221,000 as a result of strong trading performance during the first quarter of 1997.

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

        10.9-- Advisory Agreement dated August 25, 1998 among the Registrant, Prudential Securities Futures
               Management Inc. and Bridgewater Associates,
               Inc. (filed herewith)

        27.1-- Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 16, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant