Form 10-K
period 1998-12-31
WILLOWBRIDGE STRATEGIC TRUST
filed 1999-03-31
CIK 1005006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

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

                                     None
------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                              Limited Interests
------------------------------------------------------------------------------
                               (Title of class)

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

   Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of January 31, 1996, included as part of the Registration Statement on Form S-1 (File No. 33-80443) filed with the Securities and Exchange Commission on February 7, 1996, pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Annual Report to Interest holders for the year ended December 31, 1998 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 11 and 12.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4


PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     8
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     8

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     8
Item 11    Executive Compensation...........................................................     9
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     9
Item 13    Certain Relationships and Related Transactions...................................    10

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................    11
           Financial Statements and Financial Statement Schedules...........................    11
           Exhibits.........................................................................    11
           Reports on Form 8-K..............................................................    12

SIGNATURES..................................................................................    13

                                     PART I

Item 1. Business

General

   Prudential Securities Strategic Trust, formerly known as Willowbridge Strategic Trust, (the 'Registrant') was organized under the Delaware Business Trust Statute on October 16, 1995 and commenced trading operations on May 1, 1996. The Registrant will terminate on December 31, 2015 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the 'Trust Agreement'). The Registrant was formed to engage in the speculative trading of commodity futures, forward and options contracts. The trustee of the Registrant is Wilmington Trust Company.

   On May 1, 1996, the Registrant completed its initial offering with gross proceeds of $12,686,200 from the sale of 125,352 limited interests and 1,510 general interests (collectively, the 'Interests'). Additional Interests were being offered monthly at the then current net asset value per Interest until the continuous offering period expired on January 31, 1998. Additional contributions raised during the continuous offering period resulted in additional proceeds to the Registrant of $51,242,700.

   During July 1998, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a trading manager to the Registrant with regard to all trading programs with the exception of its XLIM program, which represented approximately 50% of the Registrant's assets. These assets were reallocated to a new trading manager to the Registrant, Bridgewater Associates, Inc. ('Bridgewater'), who began trading Registrant assets on August 26, 1998. The monthly management fee paid to Bridgewater equals .0813% (a .9756% annual rate) of its traded assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fees paid to Bridgewater and Willowbridge (the 'Trading Managers') equal 20% of the New High Net Trading Profits as defined in the Advisory Agreements among the Registrant, Prudential Securities Futures Management Inc. (the 'Managing Owner') and each Trading Manager. In conjunction with this change, the Registrant was renamed Prudential Securities Strategic Trust.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

Managing Owner

   The Managing Owner, Prudential Securities Futures Management Inc., is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI was the principal underwriter and selling agent for the Registrant's Interests and is the commodity broker ('Commodity Broker') of the Registrant. The Managing Owner is required to maintain at least a 1% interest in the Registrant so long as it is acting as the Managing Owner.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant was an open-end fund which solicited the sale of additional Interests on a monthly basis until the Continuous Offering Period expired. As such, the Registrant no longer competes with other entities to attract new participants. However, to the extent that the Trading Managers recommend similar or identical trades to the Registrant and other accounts which they manage, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited owners for the year ended December 31, 1998 ('Registrant's 1998 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests is incorporated by reference to Note A to the Registrant's 1998 Annual Report, which is filed as an exhibit hereto.

   A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, redemptions are permitted monthly on at least ten days' prior written notice at the net asset value per Interest, but are subject to redemption charges of 4% and 3%, respectively, of the net asset value at which they are redeemed if effected on or prior to the end of the first and second successive six-month periods after their effective date of purchase. These redemption charges are paid to the Managing Owner. Consequently, holders of Interests may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 4, 1999, there were 2,175 holders of record owning 349,306.656 Interests which include 3,494 general interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

                                            Year Ended December 31,          Period from May 1, 1996
                                         -----------------------------     (commencement of operations)
                                             1998             1997             to December 31, 1996
                                         ------------     ------------    ------------------------------
Total revenues (including interest)      $ 13,710,698     $ 4,475,048              $  4,148,504
                                         ------------     ------------         ----------------
                                         ------------     ------------         ----------------
Net income (loss)                        $  6,950,929     $(1,784,677 )            $  2,290,184
                                         ------------     ------------         ----------------
                                         ------------     ------------         ----------------
Net income (loss) per weighted
  average Interest                       $      15.76     $     (4.15 )            $      10.79
                                         ------------     ------------         ----------------
                                         ------------     ------------         ----------------
Total assets                             $ 48,605,769     $49,233,450              $ 27,823,974
                                         ------------     ------------         ----------------
                                         ------------     ------------         ----------------
Net asset value per Interest             $     123.81     $    102.96              $     103.47
                                         ------------     ------------         ----------------
                                         ------------     ------------         ----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 13 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Introduction

   Past Results Not Necessarily Indicative of Future Performance

   The Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of the Registrant's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Registrant's main line of business.

   Market movements result in frequent changes in the fair market value of the Registrant's open positions and, consequently, in its earnings and cash flow. The Registrant's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Registrant's open positions and the liquidity of the markets in which it trades.

   The Registrant rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and the Registrant's past performance is not necessarily indicative of its future results.

   Value at risk is a measure of the maximum amount which the Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Registrant's speculative trading and the recurrence in the markets traded by the Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Registrant's experience to date (i.e., 'risk of ruin'). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Registrant's losses in any market sector will be limited to Value at Risk or by the Registrant's attempts to manage its market risk.

   Standard of Materiality

   Materiality as used in this section, 'Qualitative and Quantitative Disclosures About Market Risk,' is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Registrant's market sensitive instruments.

Quantifying the Registrant's Trading Value at Risk

   Quantitative Forward-Looking Statements

   The following quantitative disclosures regarding the Registrant's market risk exposures contain 'forward-looking statements' within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

   The Registrant's risk exposure in the various market sectors traded by the Trading Managers is quantified below in terms of Value at Risk. Due to the Registrant's mark-to-market accounting, any loss in the fair value of the Registrant's open positions is directly reflected in the Registrant's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

   Exchange maintenance margin requirements have been used by the Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

   In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Registrant), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

   In quantifying the Registrant's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Registrant's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Registrant's Trading Value at Risk in Different Market Sectors

   The following table indicates the trading Value at Risk associated with the Registrant's open positions by market sector at December 31, 1998. All open position trading risk exposures of the Registrant have been included in calculating the figures set forth below. At December 31, 1998, the Registrant's total capitalization was approximately $45.0 million.

                                                   Value at        % of Total
                            Market Sector            Risk        Capitalization
                       -----------------------    ----------     --------------
                       Currencies                 $1,857,167          4.12%
                       Interest Rates              1,069,880          2.38
                       Stock Indices                 323,431           .72
                       Commodities                    89,400           .20
                                                  ----------         -----
                            Total                 $3,339,878          7.42%
                                                  ----------         -----
                                                  ----------         -----

Material Limitations on Value at Risk as an Assessment of Market Risk

   The face value of the market sector instruments held by the Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the contract face value), as well as, many times the total capitalization of the Registrant. The magnitude of the Registrant's open positions creates a 'risk of ruin' not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant, give no indication of this 'risk of ruin.'

Non-Trading Risk

   The Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

   The following qualitative disclosures regarding the Registrant's market risk exposures--except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures--constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Registrant's primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Managers for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Registrant's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant.

There can be no assurance that the Registrant's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Registrant.

   The primary trading risk exposures of the Registrant at December 31, 1998, by market sector, were:

   Currencies. Currency exposure represents the principal market exposure of the Registrant at December 31, 1998. These risks arise from exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Registrant's major exposure has typically resulted from positions in the local currencies of G-7 countries. These include outright, as well as, cross-rate positions--i.e., positions between two currencies other than the U.S dollar. The Managing Owner does not anticipate that the risk profile of the Registrant's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Trading Managers' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Registrant in expressing Value at Risk in a functional currency other than U.S. dollars.

   Interest Rates. Interest rate movements directly affect the price of sovereign bond positions held by the Registrant and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as, relative interest rate movements between countries may materially impact the Registrant's profitability. The Registrant's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries. To a lesser extent, the Registrant also takes positions in the government debt of smaller nations--e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Registrant in the foreseeable future. The changes in interest rates which have the most effect on the Registrant are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Registrant are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Registrant were the medium- to long-term rates to remain steady.

   Stock Indices. The Registrant's equity exposure is due to equity price risk in various indices including the FIB 30 (Italy), FTSE 100 (Britain), TSE TOPIX (Japan) and Australian All Ordinaries Index. The stock index futures traded by the Registrant are, by law, limited to futures on broadly based indices.

   Commodities. The Trading Managers of the Registrant trade a variety of agricultural, metal and energy-related commodities. At year-end, the Registrant's commodities exposure is in copper within the base metals market.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

   The means by which the Managing Owner and the Trading Managers, severally, attempt to manage the risk of the Registrant's open positions is essentially the same in all market categories traded.

   Each Trading Manager attempts to minimize market risk exposure by applying its own risk management trading policies. In general, each Trading Manager's portfolio is diversified, consisting of a wide variety of contracts traded in both domestic and foreign markets. Additionally, stop or limit orders may, in each Trading Manager's discretion, be given with respect to initiating or liquidating positions in order to seek to limit losses or secure profits.

   The Managing Owner attempts to minimize market risk exposure by requiring the Trading Managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose restrictions (through modifications of such trading limitations and policies) upon the trading activities of each Trading Manager as it, in good faith, deems to be in the best interests of the Registrant. Additionally, the Managing Owner may terminate a Trading Manager if the net asset value allocated to the Trading Manager declines by 33 1/3% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in the net asset value is after giving effect for distributions, contributions and redemptions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

   At December 31, 1998, the Registrant's primary exposure to non-trading market risk resulted from foreign currency balances held in Canadian dollars. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than 10% of the Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis (other than Tamara B. Wright who did not file Form 3 in a timely manner upon becoming a Director but subsequently filed and is now current in all filings). In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Eleanor L. Thomas               First Vice President
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President, Chief Accounting Officer and
                                  Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

ELEANOR L. THOMAS, age 44, has been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since April 1993 and a First Vice President since October 1998. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures group within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

BARBARA J. BROOKS, age 50, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 35, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

A. LAURENCE NORTON, JR., age 60, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the head of the International and Futures Divisions of PSI. He is also a Director of Seaport Futures Management, Inc. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 52, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

TAMARA B. WRIGHT, age 40, is a Senior Vice President and Director of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Senior Vice President and Director of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   During the fourth quarter of 1998, Steven Carlino replaced Barbara J. Brooks as Treasurer of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Additionally, during December 1998, Tamara B. Wright was elected as a Senior Vice President and Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. On March 26, 1999, Thomas M. Lane, Jr. resigned as President and Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 4, 1999, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 4, 1999, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 4, 1999, no owners of Interests beneficially own more than five percent (5%) of the limited interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1998 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                          ------------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1998 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 1998 and 1997                    3

              Statements of Operations--Two years ended December 31, 1998 and the
              period from May 1, 1996 (commencement of operations) to December 31, 1996        4

              Statements of Changes in Trust Capital--Three years ended December 31,
              1998                                                                             4

              Notes to Financial Statements                                                    5

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

       10.9   Advisory Agreement dated August 25, 1998 among the Registrant, Prudential
              Securities Futures Management Inc. and Bridgewater Associates, Inc.
              (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly
              Report on Form 10-Q for the period ended September 30, 1998)

       13.1   Registrant's 1998 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1998 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Prudential Securities Strategic Trust

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 31, 1999
     ----------------------------------------
     Steven Carlino
     Vice President, Chief Accounting Officer
     and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Eleanor L. Thomas                     Date: March 31, 1999
    -----------------------------------------
    Eleanor L. Thomas
    First Vice President

    By: /s/ Barbara J. Brooks                     Date: March 31, 1999
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 31, 1999
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By:                                           Date:
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 31, 1999
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By: /s/ Tamara B. Wright                      Date: March 31, 1999
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director