Form 10-Q
period 1999-03-31
WILLOWBRIDGE STRATEGIC TRUST
filed 1999-05-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $44,255,184      $47,615,180
Net unrealized gain on open commodity positions                            891,304          981,485
                                                                      -------------     ------------
Net equity                                                              45,146,488       48,596,665
Other receivable                                                            43,681            9,104
                                                                      -------------     ------------
Total assets                                                           $45,190,169      $48,605,769
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   553,571      $ 1,735,717
Management fee payable                                                      83,230           88,932
Incentive fee payable                                                      311,850        1,766,804
                                                                      -------------     ------------
Total liabilities                                                          948,651        3,591,453
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (341,539.978 and 359,949.431 interests
  outstanding)                                                          43,799,090       44,564,154
General interests (3,450 and 3,636 interests outstanding)                  442,428          450,162
                                                                      -------------     ------------
Total trust capital                                                     44,241,518       45,014,316
                                                                      -------------     ------------
Total liabilities and trust capital                                    $45,190,169      $48,605,769
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    128.24      $    123.81
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           1999             1998
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                             $ 2,716,229      $  508,365
Change in net unrealized gain on open commodity positions                   (90,181)       (223,730)
Interest income                                                             395,126         580,684
                                                                       -------------     ----------
                                                                          3,021,174         865,319
                                                                       -------------     ----------
EXPENSES
Commissions                                                                 846,696       1,019,567
Management fees                                                             255,795         394,288
Incentive fees                                                              311,850              --
                                                                       -------------     ----------
                                                                          1,414,341       1,413,855
                                                                       -------------     ----------
Net income (loss)                                                       $ 1,606,833      $ (548,536)
                                                                       -------------     ----------
                                                                       -------------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                       $ 1,590,772      $ (542,816)
                                                                       -------------     ----------
                                                                       -------------     ----------
General interests                                                       $    16,061      $   (5,720)
                                                                       -------------     ----------
                                                                       -------------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                                                  $      4.51      $    (1.11)
                                                                       -------------     ----------
                                                                       -------------     ----------
Weighted average number of limited
  and general interests outstanding                                         356,327         495,137
                                                                       -------------     ----------
                                                                       -------------     ----------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            363,585.431     $44,564,154     $450,162      $45,014,316
Net income                                           --       1,590,772       16,061        1,606,833
Redemptions                                 (18,595.453)     (2,355,836)     (23,795 )     (2,379,631)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 1999               344,989.978     $43,799,090     $442,428      $44,241,518
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the 'Annual Report').

B. Related Parties

   The managing owner of the Trust is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The Managing Owner or its affiliates perform services for the Trust which include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to its routine operational, administrative, legal and auditing fees as well as costs paid to organize the Trust and offer its Interests. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   The Trust's assets are maintained either in trading or cash accounts with PSI, the Trust's commodity broker, or for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

   The Trust, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Trust pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Trust.

   As of March 31, 1999, a non-U.S. affiliate of the Managing Owner owns 293.003 limited interests of the Trust.

C. Credit and Market Risk

   Since the Trust's business is to trade futures, forward (including foreign exchange transactions) and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Trust's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Trust's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Trust as well as the liquidity of the markets in which the contracts are traded.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At March 31, 1999, such segregated assets totalled $41,305,563. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $4,033,166 at March 31, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1999, all open futures and forward contracts mature within one year.

   As of March 31, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                           1999             1998
                                       ------------     ------------
Financial Futures Contracts:
  Commitments to purchase              $ 74,309,400     $ 97,619,028
  Commitments to sell                   204,991,346      181,380,377
Currency Futures Contracts:
  Commitments to purchase                11,209,635       50,575,452
  Commitments to sell                    74,919,802       45,606,627
Other Futures Contracts:
  Commitments to sell                     1,143,456        1,413,262
Currency Forward Contracts:
  Commitments to purchase                   225,255          171,615
  Commitments to sell                     1,734,314          103,545

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1999 and December 31, 1998, the fair values of open futures and forward contracts were:

                                           1999                            1998
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $   725,172      $   15,095     $    33,297      $    7,775
     Currencies                     241,980         274,887         988,150         166,778
     Other                            1,725              --          11,713              --
  Foreign exchanges
     Financial                      545,924         148,424         509,091         215,661
     Other                            7,362             212           3,550              --
Forward Contracts:
     Currencies                          --         192,241              --         174,102
                                -----------     -----------     -----------     -----------
                                $ 1,522,163      $  630,859     $ 1,545,801      $  564,316
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1999 and 1998, respectively.

                                           1999                            1998
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $   649,770      $   27,528     $   574,598      $  140,440
     Currencies                   1,176,346         339,471         754,604         134,385
     Other                           19,462             275         643,162         561,735
  Foreign exchanges
     Financial                      704,211         204,547       2,334,453          91,580
     Other                           30,669              53              --             781
Forward Contracts:
     Currencies                         144         182,415              --              --
     Other                               --              --         283,825           1,614
Options Contracts:
  Domestic exchanges
     Financial                       88,126              --          55,001              --
     Currencies                      45,475              --         100,000              --
  Foreign exchanges
     Other                               --              --          11,757              --
                                -----------     -----------     -----------     -----------
                                $ 2,714,203      $  754,289     $ 4,757,400      $  930,535
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

    The following table presents the Trust's trading revenues from futures, forward and options contracts for the three months ended March 31, 1999 and 1998.

                                            1999           1998
                                         ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                           $1,599,598     $(1,499,065)
     Currencies                             336,758      (1,554,698)
     Other                                  (45,756)     (1,712,147)
  Foreign exchanges
     Financial                            1,492,047       4,895,516
     Other                                   69,312              --
Forward Contracts:
     Currencies                             (21,906)             --
     Other                                    2,208         582,546
Options Contracts:
  Domestic exchanges
     Financial                             (678,813)       (143,660)
     Currencies                            (127,400)       (268,938)
  Foreign exchanges
     Other                                       --         (14,919)
                                         ----------     -----------
                                         $2,626,048     $   284,635
                                         ----------     -----------
                                         ----------     -----------

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on May 1, 1996 with gross proceeds of $12,686,200 allocated to commodities trading. Additional Interests were offered monthly at the then current net asset value per Interest until the continuous offering period expired on January 31, 1998. Additional contributions made during the continuous offering period totalled $51,242,700 including $375,000 of contributions from the Managing Owner.

   At March 31, 1999, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity in these accounts and retains the remaining 20%.

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

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Trust's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring the Trust's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures and forward contracts.

   Redemptions of limited interests and general interests for the three months ended March 31, 1999 were $2,355,836 and $23,795, respectively. Redemptions of limited interests and general interests from commencement of operations, May 1, 1996, through March 31, 1999 were $28,573,461 and $177,190, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 31, 1999 was $128.24, an increase of 3.58% from the December 31, 1998 net asset value per Interest of $123.81.

   First quarter trading resulted in net profits. Gains accumulated in the financial and currency sectors offset losses in the index and metal sectors.

   In the financial sector, significant gains came from short U.S. Treasury bond positions which profited from falling prices mid-quarter resulting from yields rising as the U.S. economy continued to grow at a rapid pace. The Trust also experienced profits from European bond futures, which declined in price as political pressures within Europe delayed central bank interest rate reductions. In the currency sector, profits were recognized from positions in the Euro, which declined relative to the U.S. dollar.

   The metal sector rallied during the first half of the quarter, until events in Yugoslavia caused a reversal, resulting in losses for the Trust. The index sector incurred losses resulting from positions in the S&P 500 and Euro FDAX index.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $186,000 for the three months ended March 31, 1999 as compared to 1998 due to the effects of declining interest rates and redemptions.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $173,000 for the three months ended March 31, 1999 as compared to 1998 due primarily to redemptions. Additionally, effective September 1, 1998, the annual rate of commissions charged to the Trust was reduced from 7.75% to 7.5% of the net asset value of the Trust.

   At March 31, 1999, all trading decisions were made by Willowbridge Associates, Inc. ('Willowbridge') and Bridgewater Associates, Inc. ('Bridgewater') (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $138,000 for the three months ended March 31, 1999 as compared to 1998. This decrease was primarily due to redemptions as well as a reduction in the management fee rate during July 1998 on the portion of net assets traded by Bridgewater. This reduction from a 3% annual rate to .9756% became effective when approximately 50% of the net assets traded by Willowbridge were reallocated to Bridgewater during July 1998.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements among the Trust, the Managing Owner and each Trading Manager. Incentive fees of approximately $312,000 were earned during the three months ended March 31, 1999.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Trust is included in the Trust's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Item 305(c) of Regulation S-K requires disclosure during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with the Trust's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

   The Value at Risk of the Trust's open positions as of March 31, 1999 was $6,688,886 (15.12% of total capitalization) as compared to $3,339,878 (7.42% of total capitalization) at December 31, 1998. The increase since December 31, 1998 is due primarily to a greater number of contracts held in the interest rate and stock index market sectors.

   The Value at Risk of open positions subject to interest rate exposure held by the Trust at March 31, 1999 was $1,936,684 (4.38% of total capitalization) as compared to $1,069,880 (2.38% of total capitalization) at December 31, 1998. The Trust's primary interest rate exposure is generally due to long-term interest rate fluctuations in the U.S. and other G-7 countries which directly affect the price of sovereign bond positions held by the Trust. The increase since December 31, 1998 is due primarily to increased positions in U.S. Treasury bonds.

   The Value at Risk of open index positions held by the Trust at March 31, 1999 was $2,895,535 (6.54% of total capitalization) as compared to $323,431 (.72% of total capitalization) at December 31, 1998. The increase since December 31, 1998 is due primarily to increased positions in the New S&P 500 (U.S.) and OSE Nikkei Dow (Japan).

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti were elected by the Board of Directors of the Managing Owner as directors. In addition, Mr. Filicetti has also been elected by the Board of Directors as President of the Managing Owner replacing Thomas M. Lane. Mr. Filicetti joined Prudential Securities Incorporated in September 1998 and is the Director of Sales and Marketing for Managed Futures. Ms. Thomas was elected by the Board of Directors of the Managing Owner as Executive Vice President. Ms. Thomas joined Prudential Securities Incorporated in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

            3.1
            and
            4.1--Second Amended and Restated Declaration of Trust and Trust
                 Agreement of the Registrant dated as of December 14, 1995 (incorporated by reference to Exhibit 3.1 to 4.1 to the Registrant's Registration Statement on Form S-1, File No. 33-80443)

            4.2--Subscription Agreement (incorporated by reference to
                 Exhibit 4.2 to the Registrant's Registration
                 Statement on Form S-1, File No. 33-80443)

            4.3--Request for Redemption (incorporated by
                 reference to Exhibit 4.3 to the
                 Registrant's Registration Statement on Form
                 S-1, File No. 33-80443)

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer