Form 10-Q
period 1999-06-30
WILLOWBRIDGE STRATEGIC TRUST
filed 1999-08-16
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $38,187,531     $47,615,180
Net unrealized gain on open commodity positions                          3,471,615         981,485
Options, at market                                                         219,275         --
                                                                       -----------     ------------
Net equity                                                              41,878,421      48,596,665
Other receivable                                                            19,377           9,104
                                                                       -----------     ------------
Total assets                                                           $41,897,798     $48,605,769
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,071,948     $ 1,735,717
Management fees payable                                                     75,826          88,932
Incentive fee payable                                                       45,161       1,766,804
                                                                       -----------     ------------
Total liabilities                                                        1,192,935       3,591,453
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (321,616.163 and 359,949.431 interests
  outstanding)                                                          40,297,771      44,564,154
General interests (3,249 and 3,636 interests outstanding)                  407,092         450,162
                                                                       -----------     ------------
Total trust capital                                                     40,704,863      45,014,316
                                                                       -----------     ------------
Total liabilities and trust capital                                    $41,897,798     $48,605,769
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    125.30     $    123.81
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Six months ended               Three months ended
                                                     June 30,                        June 30,
                                            ---------------------------     ---------------------------
                                               1999            1998            1999            1998
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity
  transactions                              $  (117,733)    $(6,123,327)    $(2,833,962)    $(6,631,692)
Change in net unrealized gain on open
  commodity positions                         2,303,805      (1,966,009)      2,393,986      (1,742,279)
Interest income                                 786,067       1,048,944         390,941         468,260
                                            -----------     -----------     -----------     -----------
                                              2,972,139      (7,040,392)        (49,035)     (7,905,711)
                                            -----------     -----------     -----------     -----------
EXPENSES
Commissions                                   1,627,625       1,846,314         780,929         826,747
Management fees                                 478,518         692,486         222,723         298,198
Incentive fees                                  357,011              --          45,161              --
                                            -----------     -----------     -----------     -----------
                                              2,463,154       2,538,800       1,048,813       1,124,945
                                            -----------     -----------     -----------     -----------
Net income (loss)                           $   508,985     $(9,579,192)    $(1,097,848)    $(9,030,656)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                           $   503,902     $(9,483,151)    $(1,086,870)    $(8,940,335)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General interests                           $     5,083     $   (96,041)    $   (10,978)    $   (90,321)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest              $      1.46     $    (19.86)    $     (3.23)    $    (19.23)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of limited and
  general interests outstanding                 348,084         482,328         339,842         469,520
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            363,585.431     $44,564,154     $450,162      $45,014,316
Net income                                           --         503,902        5,083          508,985
Redemptions                                 (38,720.268)     (4,770,285)     (48,153 )     (4,818,438)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 1999                324,865.163     $40,297,771     $407,092      $40,704,863
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Trust does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

   The Trust's assets are maintained either in trading or cash accounts at PSI, the Trust's commodity broker, or for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in the Trust's accounts and retains the remaining 20%.

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

   As of June 30, 1999, a non-U.S. affiliate of the Managing Owner owns 293.003 limited interests of the Trust.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreements among the Trust, the Managing Owner and each trading manager, a trading manager will automatically be terminated if the net asset value allocated to that trading manager declines by 33 1/3% in any year or since the initial allocation of assets to that trading manager. Furthermore, the Second Amended and Restated Declaration of Trust and Trust
Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in the net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At June 30, 1999, such segregated assets totalled $34,950,402. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $6,981,037 at June 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1999, all open futures, forward and options contracts mature within one year.

   As of June 30, 1999 and December 31, 1998, gross contract amounts of open futures, forward and options contracts were:

                                                     1999            1998
                                                 ------------    ------------
Financial Futures Contracts:
  Commitments to purchase                        $ 93,379,846    $ 97,619,028
  Commitments to sell                             234,386,891     181,380,377
Currency Futures and Options Contracts:
  Commitments to purchase                           7,050,698      50,575,452
  Commitments to sell                              71,847,512      45,606,627
Other Futures and Options Contracts:
  Commitments to purchase                          28,282,993              --
  Commitments to sell                                 874,354       1,413,262
Currency Forward Contracts:
  Commitments to purchase                             --              171,615
  Commitments to sell                               1,929,538         103,545
Other Forward Contracts:
  Commitments to purchase                              52,364         --

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1999 and December 31, 1998, the fair values of open futures, forward and options contracts were:

                                                           1999                            1998
                                                ---------------------------     ---------------------------
                                                  Assets        Liabilities       Assets        Liabilities
                                                -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                  $   950,992     $    61,737     $    33,297      $    7,775
     Currencies                                     495,082         146,617         988,150         166,778
     Other                                          395,757         783,250          11,713              --
  Foreign exchanges
     Financial                                    2,434,262         285,699         509,091         215,661
     Other                                          692,605         166,762           3,550              --
Forward Contracts:
     Currencies                                      29,564          30,218              --         174,102
     Other                                               --          52,364              --              --
Options Contracts:
  Domestic exchanges
     Currencies                                      24,400              --              --              --
     Other                                          194,875              --              --              --
                                                -----------     -----------     -----------     -----------
                                                $ 5,217,537     $ 1,526,647     $ 1,545,801      $  564,316
                                                -----------     -----------     -----------     -----------
                                                -----------     -----------     -----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1999 and 1998, respectively.

                                                         1999                           1998
                                              --------------------------     --------------------------
                                                Assets       Liabilities       Assets       Liabilities
                                              ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                $  660,629     $    42,341     $  478,766     $   159,260
     Currencies                                  852,682         304,899        800,884         207,134
     Other                                       216,958         302,960        435,905         588,997
  Foreign exchanges
     Financial                                   990,613         200,336      1,658,368          84,994
     Other                                       275,029         125,753             --             446
Forward Contracts:
     Currencies                                    8,086         145,169             --              --
     Other                                            --          15,451        171,952         246,969
Options Contracts:
  Domestic exchanges
     Financial                                    50,358              --         94,429              --
     Currencies                                   40,159          10,105         58,043              --
     Other                                        27,839           5,509             --              --
  Foreign exchanges
     Financial                                        --              --         10,287              --
     Other                                        19,921           5,581         21,620              --
                                              ----------     -----------     ----------     -----------
                                              $3,142,274     $ 1,158,104     $3,730,254     $ 1,287,800
                                              ----------     -----------     ----------     -----------
                                              ----------     -----------     ----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1999 and 1998, respectively.

                                                         1999                           1998
                                              --------------------------     --------------------------
                                                Assets       Liabilities       Assets       Liabilities
                                              ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                $  687,623     $    50,342     $  264,438     $   170,600
     Currencies                                  376,343         262,825      1,101,831         307,706
     Other                                       360,646         529,906        275,898         552,576
  Foreign exchanges
     Financial                                 1,165,843         183,148        686,863         101,271
     Other                                       452,473         220,067             --              --
Forward Contracts:
     Currencies                                   14,006         119,690             --              --
     Other                                            --          27,040        128,810         430,580
Options Contracts:
  Domestic exchanges
     Financial                                        --              --        148,251              --
     Currencies                                   24,803          17,684         27,975              --
     Other                                        48,719           9,641             --              --
  Foreign exchanges
     Financial                                        --              --         18,003              --
     Other                                        34,862           9,767         37,836              --
                                              ----------     -----------     ----------     -----------
                                              $3,165,318     $ 1,430,110     $2,689,905     $ 1,562,733
                                              ----------     -----------     ----------     -----------
                                              ----------     -----------     ----------     -----------

    The following tables present the Trust's trading revenues from futures, forward and options contracts during the six and three months ended June 30, 1999 and 1998, respectively.

                                                  Six Months Ended                 Three Months Ended
                                                      June 30,                          June 30,
                                            -----------------------------     -----------------------------
                                                1999             1998             1999             1998
                                            ------------     ------------     ------------     ------------
Futures Contracts:
  Domestic exchanges
     Financial                              $ 1,723,748      $(1,839,083 )    $   124,150      $  (340,018 )
     Currencies                              (1,206,779 )     (4,613,684 )     (1,543,537 )     (3,058,986 )
     Other                                     (818,200 )     (4,030,247 )       (772,444 )     (2,318,100 )
  Foreign exchanges
     Financial                                3,136,210        5,129,006        1,644,163          233,490
     Other                                      655,845               --          586,533               --
Forward Contracts:
     Currencies                                  (1,934 )             --           19,972               --
     Other                                      (50,156 )     (1,099,926 )        (52,364 )     (1,682,472 )
Options Contracts:
  Domestic exchanges
     Financial                                 (678,813 )       (890,181 )             --         (746,521 )
     Currencies                                (422,199 )       (656,525 )       (294,799 )       (387,587 )
     Other                                     (139,904 )         (4,940 )       (139,904 )         (4,940 )
  Foreign exchanges
     Financial                                       --          (65,754 )             --          (65,754 )
     Other                                      (11,746 )        (18,002 )        (11,746 )         (3,083 )
                                            ------------     ------------     ------------     ------------
                                            $ 2,186,072      $(8,089,336 )    $  (439,976 )    $(8,373,971 )
                                            ------------     ------------     ------------     ------------
                                            ------------     ------------     ------------     ------------

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

   At June 30, 1999, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Trust's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring the Trust and its trading managers to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures, forward and options contracts.

   Redemptions of limited interests for the six and three months ended June 30, 1999 were $4,770,285 and $2,414,449, respectively. Redemptions by the Managing Owner recorded for the six and three months ended June 30, 1999 were $48,153 and $24,358, respectively. Redemptions of limited interests and general interests recorded from the commencement of operations, May 1, 1996, through June 30, 1999 were $30,987,910 and $201,548, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of June 30, 1999 was $125.30, an increase of 1.20% from the December 31, 1998 net asset value per Interest of $123.81.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S.

Federal Reserve's tightening of monetary policy and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Trust Performance

   The Trust captured gains in the financial sector driven by U.S. Treasury and Japanese government bonds positions. Global bond markets followed the U.S. bond market lead to higher interest rates and lower prices. By mid-June, the U.S. 30-year Treasury bond yield was back above 6.0% in anticipation of tightening by the U.S. Federal Reserve (the 'FED'). Subsequently, on June 30, the FED raised its federal funds rate by 25 basis points. In Japan, the possibility of an improving economy triggered a bond market rally.

   In the energy sector, trading in light crude oil provided profits. Crude oil products rallied as extremely hot U.S. weather drove utility demand during June. The rally continued following statements by oil ministers from Saudi Arabia and Mexico regarding the high degree of compliance with current OPEC production cuts.

   Losses were incurred in the metal sector led by silver, copper, and aluminum. Base metals rallied sharply following announcements that two major companies would significantly cut copper output. If carried out, the estimated production cuts would almost eliminate the estimated global copper supply surplus. Silver experienced extreme volatility throughout the second quarter, and failed to recognize a trend. Additionally, aluminum rallied through April, until the market backed off almost 50% of the bullish move in March. As of May 24, the market corrected, and has since been trending higher.

   Currency sector positions incurred losses, particularly in the Japanese yen, Australian dollar, and Euro. As the Japanese economy showed signs of recovery, the Bank of Japan intervened by selling yen, fearing a premature strengthening of that currency might dampen growth. The Australian dollar increased in value partly based on indications that Asia's economy may be recovering. However, as gold prices fell to a 20-year low, the commodity-based currencies (i.e. Australian dollar) tumbled as well. Weakness in the Euro continued due to deteriorating confidence in that currency and Italy's possible retraction from the European Economic Union. Consequently, the European Central Bank has been rumored to be considering an interest rate increase.

   Losses were incurred in the grain sector from soybean, corn and wheat positions. Prices began to trend lower in the grain markets as large corn and soybean crops in South America, coupled with near record plantings in the U.S., kept grain prices under pressure.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $263,000 and $77,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 primarily due to the effects of declining interest rates and redemptions.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased $219,000 and $46,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 primarily due to redemptions. Additionally, effective September 1, 1998, the annual rate of commissions charged to the Trust was reduced from 7.75% to 7.5% of the net asset value of the Trust.

   At June 30, 1999, all trading decisions were made by Willowbridge Associates, Inc. ('Willowbridge') and Bridgewater Associates, Inc. ('Bridgewater') (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased $214,000 and $75,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998. These decreases are primarily due to redemptions as well as a reduction in the management fee rate during July 1998 on the portion of net assets traded by Bridgewater. This reduction from a 3% annual rate to .9756% became effective when approximately 50% of the net assets traded by Willowbridge were reallocated to Bridgewater during July 1998.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements among the Trust, the Managing Owner and each Trading Manager. Incentive fees of $357,000 and $45,000 were earned during the six and three months ended June 30, 1999. No incentive fees were earned during the six and three months ended June 30, 1998.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Trust does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Trust is included in the Trust's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Item 305(c) of Regulation S-K requires disclosure during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with the Trust's Form 10-K as filed with the Securities Exchange Commission for the year ended December 31, 1998.

   The following table presents the trading Value at Risk of the Trust's open positions by market sector as of June 30, 1999 and December 31, 1998. As of June 30, 1999 and December 31, 1998, the Trust's total capitalization was approximately $40.7 million and $45.0 million, respectively.

                                                   June 30, 1999                       December 31, 1998
                                         ---------------------------------     ---------------------------------
                                                             % of Total                            % of Total
            Market Sector                Value at Risk     Capitalization      Value at Risk     Capitalization
-------------------------------------    -------------     ---------------     -------------     ---------------
Commodities                               $ 2,359,970            5.80%          $    89,400            0.20%
Interest Rates                              2,195,027            5.39             1,069,880            2.38
Stock Indicies                              2,071,739            5.09               323,431            0.72
Currencies                                  1,802,396            4.43             1,857,167            4.12
                                         -------------        -------          -------------          -----
Total                                     $ 8,429,132           20.71%          $ 3,339,878            7.42%
                                         -------------        -------          -------------          -----
                                         -------------        -------          -------------          -----

   The following table presents the average trading Value at Risk of the Trust's open positions by market sector for the three months ended June 30, 1999.

                                                Three months ended
                                                   June 30, 1999
                                         ---------------------------------
                                                             % of Total
            Market Sector                Value at Risk     Capitalization
-------------------------------------    -------------     ---------------
Commodities                               $ 1,683,403            4.06%
Interest Rates                              2,066,543            4.99
Stock Indicies                              2,611,622            6.31
Currencies                                  1,729,517            4.18
                                         -------------        -------
Total                                     $ 8,091,085           19.54%
                                         -------------        -------
                                         -------------        -------

   The primary trading risk exposures of the Trust at June 30, 1999 and during the three months then ended, by market sector, were:

   Commodities. The trading managers of the Trust trade a variety of agricultural, metal and energy-related futures contracts which together represent the overall principal market exposure of the Trust as of June 30, 1999. Positions in light crude oil, soybeans and base metals account for the majority of this commodities trading risk exposure at June 30, 1999 and during the three months then ended.

   Interests Rates. Interest rate movements directly affect the price of sovereign bond positions held by the Trust and indirectly affect the value of its stock index and currency positions. The Trust's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries, particularly fluctuations in long-term, as opposed to short-term, rates. At June 30, 1999 and during the three months then ended, positions in U.S. Treasury bonds accounted for the majority of interest rate trading risk for the Trust.

   Stock Indices. Although the trading managers trade various indices, the Trust's primary equity index exposure at June 30, 1999 and during the three months then ended resulted from positions in the OSE Nikkei Dow Index (Japan). The stock index futures traded by the Trust are, by law, limited to futures on broadly based indices.

   Currencies. Currency market risk arises from exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Similar to prior periods, the Trust's major exposure as of June 30, 1999 and during the three months then ended resulted from positions in the local currencies of G-7 countries.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 16, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer