Form 10-Q
period 1999-09-30
WILLOWBRIDGE STRATEGIC TRUST
filed 1999-11-12
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $30,937,971      $47,615,180
Net unrealized gain on open commodity positions                          5,348,708          981,485
Net option premiums                                                        281,361          --
                                                                      -------------     ------------
Net equity                                                              36,568,040       48,596,665
Other receivable                                                            10,658            9,104
                                                                      -------------     ------------
Total assets                                                           $36,578,698      $48,605,769
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,011,614      $ 1,735,717
Management fees payable                                                     65,938           88,932
Incentive fee payable                                                      --             1,766,804
                                                                      -------------     ------------
Total liabilities                                                        1,077,552        3,591,453
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (290,064.890 and 359,949.431 interests
  outstanding)                                                          35,146,128       44,564,154
General interests (2,930 and 3,636 interests outstanding)                  355,018          450,162
                                                                      -------------     ------------
Total trust capital                                                     35,501,146       45,014,316
                                                                      -------------     ------------
Total liabilities and trust capital                                    $36,578,698      $48,605,769
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    121.17      $    123.81
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Nine months ended              Three months ended
                                                  September 30,                   September 30,
                                            --------------------------     ---------------------------
                                               1999            1998           1999            1998
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $(3,181,210)    $1,017,473     $(3,063,477)    $ 7,140,800
Change in net unrealized gain on open
  commodity positions                         4,367,223      1,085,121       2,063,418       3,051,130
Interest income                               1,144,704      1,473,020         358,637         424,076
                                            -----------     ----------     -----------     -----------
                                              2,330,717      3,575,614        (641,422)     10,616,006
                                            -----------     ----------     -----------     -----------
EXPENSES
Commissions                                   2,320,247      2,417,893         692,622         571,579
Management fees                                 671,131        880,518         192,613         188,032
Incentive fees                                  357,011        646,724         --              646,724
                                            -----------     ----------     -----------     -----------
                                              3,348,389      3,945,135         885,235       1,406,335
                                            -----------     ----------     -----------     -----------
Net income (loss)                           $(1,017,672)    $ (369,521)    $(1,526,657)    $ 9,209,671
                                            -----------     ----------     -----------     -----------
                                            -----------     ----------     -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                           $(1,007,489)    $ (365,588)    $(1,511,391)    $ 9,117,563
                                            -----------     ----------     -----------     -----------
                                            -----------     ----------     -----------     -----------
General interests                           $   (10,183)    $   (3,933)    $   (15,266)    $    92,108
                                            -----------     ----------     -----------     -----------
                                            -----------     ----------     -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest              $     (3.02)    $     (.80)    $     (4.85)    $     21.63
                                            -----------     ----------     -----------     -----------
                                            -----------     ----------     -----------     -----------
Weighted average number of limited and
  general interests outstanding                 336,965        463,449         314,726         425,690
                                            -----------     ----------     -----------     -----------
                                            -----------     ----------     -----------     -----------
------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            363,585.431     $44,564,154     $450,162      $45,014,316
Net loss                                        --           (1,007,489)     (10,183 )     (1,017,672)
Redemptions                                 (70,590.541)     (8,410,537)     (84,961 )     (8,495,498)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 1999           292,994.890     $35,146,128     $355,018      $35,501,146
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of September 30, 1999 and the results of its operations for the nine and three months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   As of September 30, 1999, a non-U.S. affiliate of the Managing Owner owns
293.003 limited interests of the Trust.

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Trust must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Trust presents unrealized gains and losses on open forward positions, if any, as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and not to commingle such assets with other assets of PSI. At September 30, 1999, such segregated assets totalled $26,954,139. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $6,829,715 at September 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1999, all open futures, forward and options contracts mature within one year.

   As of September 30, 1999 and December 31, 1998, gross contract amounts of open futures, forward and options contracts were:

                                                     1999            1998
                                                 ------------    ------------
Financial Futures and Options Contracts:
  Commitments to purchase                        $266,389,082    $ 97,619,028
  Commitments to sell                             251,189,246     181,380,377
Currency Futures Contracts:
  Commitments to purchase                          32,118,063      50,575,452
  Commitments to sell                              10,872,935      45,606,627
Other Futures and Options Contracts:
  Commitments to purchase                          31,230,482         --
  Commitments to sell                                 343,149       1,413,262
Currency Forward Contracts:
  Commitments to purchase                              27,748         171,615
  Commitments to sell                                 --              103,545
Other Forward Contracts:
  Commitments to purchase                          16,757,661         --

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

   At September 30, 1999 and December 31, 1998, the fair values of open futures, forward and options contracts were:

                                                            1999                            1998
                                                 ---------------------------     ---------------------------
                                                   Assets        Liabilities       Assets        Liabilities
                                                 -----------     -----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                   $   719,031      $   31,487     $    33,297      $    7,775
     Currencies                                      298,163         152,825         988,150         166,778
     Other                                           321,250         138,353          11,713         --
  Foreign exchanges
     Financial                                       424,468         279,032         509,091         215,661
     Other                                           673,243          58,562           3,550         --
Forward Contracts:
     Currencies                                      --               39,325         --              174,102
     Other                                         2,823,511         --              --              --
Options Contracts:
  Domestic exchanges
     Financial                                         1,013         --              --              --
     Other                                           882,900         --              --              --
  Foreign exchange
     Other                                           186,074         --              --              --
                                                 -----------     -----------     -----------     -----------
                                                 $ 6,329,653      $  699,584     $ 1,545,801      $  564,316
                                                 -----------     -----------     -----------     -----------
                                                 -----------     -----------     -----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the nine months ended September 30, 1999 and 1998, respectively.

                                                         1999                           1998
                                              --------------------------     --------------------------
                                                Assets       Liabilities       Assets       Liabilities
                                              ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                $  614,338     $    32,907     $  787,562     $   134,009
     Currencies                                  712,448         272,829        814,093         315,517
     Other                                       187,994         232,548        322,124         431,621
  Foreign exchanges
     Financial                                   998,083         239,515      1,904,090         204,298
     Other                                       367,607         118,898          3,751          28,544
Forward Contracts:
     Currencies                                   13,906         112,218          1,465              90
     Other                                       284,730          10,816        120,443         190,690
Options Contracts:
  Domestic exchanges
     Financial                                    35,352         --              66,101         --
     Currencies                                   53,349           7,074         40,630         --
     Other                                       119,083           3,857          4,900         --
  Foreign exchanges
     Financial                                    --             --               7,201         --
     Other                                        34,141           3,907         15,134         --
                                              ----------     -----------     ----------     -----------
                                              $3,421,031     $ 1,034,569     $4,087,494     $ 1,304,769
                                              ----------     -----------     ----------     -----------
                                              ----------     -----------     ----------     -----------

    The following table presents the average fair value of futures, forward and options contracts during the three months ended September 30, 1999 and 1998, respectively.

                                                           1999                           1998
                                                --------------------------     --------------------------
                                                  Assets       Liabilities       Assets       Liabilities
                                                ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                                  $  617,494      $   23,606     $1,389,901     $    60,775
     Currencies                                    412,696         185,153        696,090         492,384
     Other                                         189,248         247,001        132,465         226,164
  Foreign exchanges
     Financial                                   1,370,200         319,625      2,118,801         414,203
     Other                                         610,868         118,869          9,377          70,578
Forward Contracts:
     Currencies                                     28,006          34,055          3,663             226
     Other                                         711,824          13,091            191         258,552
Options Contracts:
  Domestic exchanges
     Financial                                         253         --              --             --
     Currencies                                     69,194         --              --             --
     Other                                         297,707         --              12,250         --
  Foreign exchanges
     Other                                          50,490         --               9,868         --
                                                ----------     -----------     ----------     -----------
                                                $4,357,980      $  941,400     $4,372,606     $ 1,522,882
                                                ----------     -----------     ----------     -----------
                                                ----------     -----------     ----------     -----------

    The following tables present the Trust's trading revenues from futures, forward and options contracts during the nine and three months ended September 30, 1999 and 1998, respectively.

                                                 Nine Months Ended                Three Months Ended
                                                   September 30,                     September 30,
                                           -----------------------------     -----------------------------
                                               1999             1998             1999             1998
                                           ------------     ------------     ------------     ------------
Futures Contracts:
  Domestic exchanges
     Financial                             $   887,418      $ 1,850,457      $  (836,330 )    $  3,689,540
     Currencies                             (3,565,710 )     (3,540,488 )     (2,358,930 )       1,073,196
     Other                                  (1,962,079 )     (5,631,904 )     (1,143,880 )      (1,601,657)
  Foreign exchanges
     Financial                               2,315,629       12,604,230         (820,581 )       7,475,224
     Other                                   1,754,641            3,303        1,098,796             3,303
Forward Contracts:
     Currencies                                  7,814         (116,004 )          9,748          (116,004)
     Other                                   2,773,355       (1,277,277 )      2,823,511          (177,351)
Options Contracts:
  Domestic exchanges
     Financial                                (898,213 )       (890,181 )       (219,400 )         --
     Currencies                               (566,174 )       (722,951 )       (143,975 )         (66,426)
     Other                                     484,966           (4,940 )        624,870           --
  Foreign exchanges
     Financial                                 --               (65,754 )        --                --
     Currencies                                --               (48,425 )        --                (48,425)
     Other                                     (45,634 )        (57,472 )        (33,888 )         (39,470)
                                           ------------     ------------     ------------     ------------
                                           $ 1,186,013      $ 2,102,594      $(1,000,059 )    $ 10,191,930
                                           ------------     ------------     ------------     ------------
                                           ------------     ------------     ------------     ------------

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

   At September 30, 1999, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

   Redemptions of limited interests for the nine and three months ended September 30, 1999 were $8,410,537 and $3,640,252, respectively. Redemptions by the Managing Owner recorded for the nine and three months ended September 30, 1999 were $84,961 and $36,808, respectively. Redemptions of limited interests and general interests recorded from the commencement of operations, May 1, 1996, through September 30, 1999 were $34,628,162 and $238,356, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of September 30, 1999 was $121.17, a decrease of 2.13% from the December 31, 1998 net asset value per Interest of $123.81, and a decrease of 3.30% from the June 30, 1999 net asset value per Interest of $125.30.

Quarterly Market Overview

   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European central banks would limit sales and retain higher gold reserves.

Quarterly Trust Performance

   The Trust incurred losses in the currency sector due to positions in the Japanese yen and British pound sterling. The Japanese yen rallied against the U.S. dollar and European currencies following a stronger than expected second quarter GDP report. The rally was sustained by an optimistic outlook for the Japanese economy and the absence of meaningful intervention by the Bank of Japan. British pound sterling hit an eight-month high against the U.S. dollar. The pound's increase was supported by low inflation, low unemployment and an unexpected interest rate increase by the Bank of England.

   In the financial sector, trading in Euro Bund (formerly German bond), U.S. Treasury bonds, and Japanese government bonds resulted in losses. Except for Japan, global interest rate markets followed the lead of the U.S. bond market as rates moved higher. On August 24th, the Federal Open Market Committee decided to increase the U.S. federal funds rate by 25 basis points. European bond prices were weaker than U.S. bond prices due to fear of a tightening bias and rate hike by the European Central Bank (ECB). Consequently, ECB President Duisenberg made a public statement about tightening monetary policy in response to inflationary pressures within the euro-zone. In Japan, long-term interest rates rose during the first half of the quarter on concerns that more government bonds may be issued to finance the bailout of the weaker Japanese banks.

   Trading in the grain sector resulted in losses for the Trust led by long positions in soybeans and corn. Soybean prices fell as drought-related supply concerns were alleviated and the market began to focus on weak domestic demand. Corn reached an eleven-year low as ideal weather conditions prevailed early in the quarter improving the outlook for a large crop.

   Profits were derived in the metal sector from long positions in gold. Gold prices rose following an auction by the Bank of England which yielded higher-than-expected prices. The market later surged following a joint announcement by 15 European central banks that they would not sell or lease any reserves, other than those previously designated for sale, for a five year period. This announcement removed a tremendous amount of supply uncertainty from the market, and allowed producer demand to send prices higher.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $328,000 and $65,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998 primarily due to the effects of lower interest rates and redemptions.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased $98,000 for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to redemptions. Commissions increased $121,000 for the three months ended September 30, 1999 as compared to the same period in 1998 primarily due to strong trading performance during the second half of 1998 as well as the reallocation of trading assets during the third quarter of 1998. During July 1998, Willowbridge Associates, Inc. ('Willowbridge') ceased to serve as a trading manager to the Trust with regard to all trading programs with the exception of its XLIM program, which represented approximately 50% of the Trust's assets. These assets were assigned to Bridgewater Associates, Inc. ('Bridgewater'), who began trading Trust assets on August 26, 1998. As a result, the Trust did not incur commissions or management fees during the period these assets were not allocated for commodities trading. The three month increase was partially offset by redemptions and a reduction in the annual rate of commissions charged to the Trust from 7.75% to 7.5% of the net asset value of the Trust during September 1998.

   At September 30, 1999, all trading decisions were made by Willowbridge and Bridgewater (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased $209,000 for the nine months ended September 30, 1999 but increased $5,000 for the three months ended September 30, 1999 as compared to the same periods in 1998 primarily due to the same reasons commissions fluctuated as discussed above. Additionally, the Trust experienced a reduction in the management fee rate during the third quarter of 1998 on the portion of net assets traded by Bridgewater. This reduction from a 3% annual rate to .9756% became effective when the portion of the net assets traded by Willowbridge were reallocated to Bridgewater as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements among the Trust, the Managing Owner and each Trading Manager. Incentive fees of $357,000 were earned during the six months ended June 30, 1999. Incentive fees of $647,000 were earned during the three months ended September 30, 1998.

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

   The following table presents the trading Value at Risk of the Trust's open positions by market sector as of September 30, 1999 and December 31, 1998. As of September 30, 1999 and December 31, 1998, the Trust's total capitalization was approximately $35.5 million and $45.0 million, respectively.

                                                September 30, 1999                     December 31, 1998
                                         ---------------------------------     ---------------------------------
                                                             % of Total                            % of Total
            Market Sector                Value at Risk     Capitalization      Value at Risk     Capitalization
-------------------------------------    -------------     ---------------     -------------     ---------------
Commodities                               $ 4,069,140           11.46%          $    89,400            0.20%
Stock Indices                               2,242,366            6.32               323,431            0.72
Interest Rates                              1,166,863            3.29             1,069,880            2.38
Currencies                                    579,905            1.63             1,857,167            4.12
                                         -------------        -------          -------------          -----
Total                                     $ 8,058,274           22.70%          $ 3,339,878            7.42%
                                         -------------        -------          -------------          -----
                                         -------------        -------          -------------          -----

   The following table presents the average trading Value at Risk of the Trust's open positions by market sector for the three months ended September 30, 1999.

                                                Three months ended
                                                September 30, 1999
                                         ---------------------------------
                                                             % of Total
            Market Sector                Value at Risk     Capitalization
-------------------------------------    -------------     ---------------
Commodities                               $ 2,395,878            6.55%
Stock Indices                               1,979,582            5.41
Interest Rates                              1,436,069            3.93
Currencies                                  1,149,468            3.14
                                         -------------        -------
Total                                     $ 6,960,997           19.03%
                                         -------------        -------
                                         -------------        -------

   The primary trading risk exposures of the Trust at September 30, 1999 and during the three months then ended, by market sector, were:

   Commodities. The trading managers of the Trust trade a variety of agricultural, metal and energy-related futures contracts which together represent the overall principal market exposure of the Trust as of September 30, 1999. Positions in metals (particularly gold and copper), light crude oil and natural gas account for the majority of this commodities trading risk exposure at September 30, 1999 and during the three months then ended.

   Interests Rates. Interest rate movements directly affect the price of sovereign bond positions held by the Trust and indirectly affect the value of its stock index and currency positions. The Trust's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries, particularly fluctuations in long-term, as opposed to short-term, rates. At September 30, 1999 and during the three months then ended, positions in Euro Bunds, LIFFE gilts and U.S. Treasury bonds account for the majority of interest rate trading risk for the Trust.

   Stock Indices. Although the trading managers trade various indices, the Trust's primary equity index exposure at September 30, 1999 and during the three months then ended resulted from positions in the S&P 500 Index, DAX (Germany) and the OSE Nikkei Dow (Japan). The stock index futures traded by the Trust are, by law, limited to futures on broadly based indices.

   Currencies. Currency market risk arises from exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Similar to prior periods, the Trust's major exposure as of September 30, 1999 and during the three months then ended resulted from positions in the local currencies of G-7 countries.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 12, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer