Form 10-Q
period 2000-03-31
WILLOWBRIDGE STRATEGIC TRUST
filed 2000-05-12
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          2000             1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $24,026,789     $31,489,773
Net unrealized gain (loss) on open futures and options contracts          (315,483)      3,686,345
Net option premium                                                         --              152,364
Other receivable                                                             2,774           2,203
                                                                       -----------     ------------
Total assets                                                           $23,714,080     $35,330,685
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 2,552,828     $ 1,219,087
Unrealized loss on open forward contracts                                   41,331         205,135
Management fees payable                                                      9,604          65,935
Incentive fees payable                                                     --               37,416
                                                                       -----------     ------------
Total liabilities                                                        2,603,763       1,527,573
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (216,247.950 and 261,529.578 interests
  outstanding)                                                          20,899,149      33,465,044
General interests (2,185 and 2,642 interests outstanding)                  211,168         338,068
                                                                       -----------     ------------
Total trust capital                                                     21,110,317      33,803,112
                                                                       -----------     ------------
Total liabilities and trust capital                                    $23,714,080     $35,330,685
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $     96.64     $    127.96
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           2000             1999
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                      $(4,067,401)     $2,716,229
Change in net unrealized gain/loss on open commodity positions           (3,838,024)        (90,181)
Interest income                                                             305,117         395,126
                                                                       -------------     ----------
                                                                         (7,600,308)      3,021,174
                                                                       -------------     ----------
EXPENSES
Commissions                                                                 421,065         846,696
Management fees                                                              91,564         255,795
Incentive fees                                                              --              311,850
                                                                       -------------     ----------
                                                                            512,629       1,414,341
                                                                       -------------     ----------
Net income (loss)                                                       $(8,112,937)     $1,606,833
                                                                       -------------     ----------
                                                                       -------------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                       $(8,031,793)     $1,590,772
                                                                       -------------     ----------
                                                                       -------------     ----------
General interests                                                       $   (81,144)     $   16,061
                                                                       -------------     ----------
                                                                       -------------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                                                  $    (31.77)     $     4.51
                                                                       -------------     ----------
                                                                       -------------     ----------
Weighted average number of limited
  and general interests outstanding                                         255,386         356,327
                                                                       -------------     ----------
                                                                       -------------     ----------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            264,171.578     $33,465,044     $338,068      $33,803,112
Net loss                                        --           (8,031,793)     (81,144 )     (8,112,937)
Redemptions                                 (45,738.628)     (4,534,102)     (45,756 )     (4,579,858)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 2000               218,432.950     $20,899,149     $211,168      $21,110,317
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the 'Annual Report').

   As of February 15, 2000, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a trading manager to the Trust. The advisory agreement among the Trust, the Managing Owner and Willowbridge was automatically terminated when the assets allocated to Willowbridge declined by greater than 33 1/3% from their balance at December 31, 1999. The portion of Trust assets which were traded by Willowbridge are not currently allocated to commodities trading (approximately 44% at March 31, 2000) and, as such, have not been subject to management fees or commissions since February 15, 2000. The Managing Owner is currently considering other independent commodity trading managers to trade these assets on behalf of the Trust.

B. Related Parties

   The Managing Owner is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for the Trust which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to the Trust's routine operational, administrative, legal and auditing costs as well as costs paid to organize the Trust and offer its Interests.

   The costs charged to the Trust for brokerage services for the three months ended March 31, 2000 and 1999 were $421,065 and $846,696, respectively.

   The Trust's assets are maintained either in trading or cash accounts at PSI or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in the Trust's accounts and retains the remaining 20%.

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

   As of March 31, 2000, a non-U.S. affiliate of the Managing Owner owns 538.703 limited interests of the Trust.

C. Derivative Instruments and Associated Risks

   The Trust is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trust's investment activities (credit risk).

Market risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trust's net assets being traded, significantly exceeds the Trust's future cash requirements since the Trust intends to close out its open positions prior to settlement. As a result, the Trust is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures and forwards to be the net unrealized gain or loss on the contracts. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Trust enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trust to unlimited risk.

   Trading in options involves the payment or receipt of a premium and the corresponding right or obligation, as the case may be, to either purchase or sell the underlying commodity for a specified price during a limited period of time. Purchasing options involves the risk that the underlying commodity does not change price as expected, so that the option expires worthless and the premium is lost. On the other hand, selling options involves unlimited risk because the Trust is exposed to the potentially unlimited price movement in the underlying commodity.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Trust holds and the liquidity and inherent volatility of the markets in which the Trust trades.

Credit risk

   When entering into futures, forward or options contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures and options contracts traded in the United States and on most foreign futures and options exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Trust's forward transactions is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain (plus premiums paid on options) included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreements among the Trust, the Managing Owner and the trading managers, the Trust shall automatically terminate a trading manager if the net asset value allocated to that trading manager declines by 33 1/3% from the value at the beginning of any year or since the initial allocation of assets to that trading manager. (See Note A for a discussion of the termination of Willowbridge as a trading manager to the Trust.) Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions

(through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $13,783,362. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $9,927,944 at March 31, 2000. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2000, the Trust's open futures and forward contracts mature within one year.

   At March 31, 2000 and December 31, 1999, the fair values of futures, forward and options contracts were:

                                                 2000                          1999
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $ 12,350      $  171,286     $    5,455      $   13,650
     Stock indices                           --         105,150      2,022,713           3,606
     Currencies                         100,820         229,510        142,955         185,257
     Commodities                             --           5,513        206,761         119,006
  Foreign exchanges
     Interest rates                     232,612          74,132        167,112         181,994
     Stock indices                       31,367          35,046             --          11,538
     Commodities                        163,193         235,188      1,670,554         256,879
Forward Contracts:
     Currencies                              --          41,331             --           8,656
     Commodities                             --              --             --         196,479
Options Contracts:
  Foreign exchanges
     Commodities                             --              --        395,089              --
                                       --------     -----------     ----------     -----------
                                       $540,342      $  897,156     $4,610,639      $  977,065
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests and general interests for the three months ended March 31, 2000 were $4,534,102 and $45,756, respectively. Redemptions of limited interests and general interests from commencement of operations, May 1, 1996, through March 31, 2000 were $42,689,492 and $319,710, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   A significant portion of the net assets of the Trust are held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Results of Operations

   The net asset value per Interest as of March 31, 2000 was $96.64, a decrease of 24.48% from the December 31, 1999 net asset value per Interest of $127.96.

   The Trust's gross trading gains/(losses) were ($7,905,425) during the three months ended March 31, 2000 compared to $2,626,048 for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indexes reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indexes slumped and many traditional indexes recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low at .9500 against the U.S. dollar in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter end.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Stock indices (-): Extreme volatility in the world's financial markets led to a lack of trending opportunities resulting in losses for NASDAQ and S&P 500 stock index positions.

   Metals (-): Short copper positions incurred losses as that market rallied. A mid-quarter downturn in gold prices incurred losses for long positions.

   Currencies (-): The euro steadily declined against the U.S. dollar, Japanese yen, and British pound touching an all time low in March. Long euro positions resulted in losses for the Trust.

   Interest rates (-): Global bond yields generally declined as inflationary pressure continued to build and economies improved. The bond market rally incurred losses for short positions in 30-year U.S. Treasury bonds.

   As of February 15, 2000, Willowbridge ceased to serve as a trading manager to the Trust. The advisory agreement among the Trust, the Managing Owner and Willowbridge was automatically terminated when the assets allocated to Willowbridge declined by greater than 33 1/3% from their balance at December 31, 1999. The portion of Trust assets which were traded by Willowbridge are not currently allocated to commodities trading (approximately 44% at March 31, 2000) and, as such, have not been subject to management fees or commissions since February 15, 2000. The Managing Owner is currently considering other independent commodity trading managers to trade these assets on behalf of the Trust.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $90,000 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to redemptions during 1999 as well as redemptions and weak trading performance during the first quarter of 2000.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $426,000 for the three months ended March 31, 2000 as compared to the same period in 1999 due primarily to redemptions and poor performance during the first quarter of 2000, as well as the postponement of commissions charged to the Trust by PSI on the portion of net assets which remain unallocated to commodities trading as discussed above.

   At March 31, 2000, all trading decisions were made by Bridgewater Associates, Inc. ('Bridgewater') (the 'Trading Manager'). Management fees are calculated on the net asset value allocated to the Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $164,000 for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease was primarily due to redemptions and poor performance during the first quarter of 2000 as well as the termination of Willowbridge as a Trading Manager of the Trust as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements among the Trust, the Managing Owner and each Trading Manager. Incentive fees of approximately $312,000 were paid during the three months ended March 31, 1999. No incentive fees were paid during the three months ended March 31, 2000.

Year 2000 Risk

   A discussion of Year 2000 and its effects on the operations of the Trust is included in the Trust's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Item 305(c) of Regulation S-K requires disclosure during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with the Trust's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

   The following table presents the trading Value at Risk of the Trust's open positions by market sector as of March 31, 2000 and December 31, 1999. As of March 31, 2000 and December 31, 1999, the Trust's total capitalization was approximately $21.1 million and $33.8 million, respectively.

                                                  March 31, 2000                       December 31, 1999
                                         ---------------------------------     ---------------------------------
                                                             % of Total                            % of Total
            Market Sector                Value at Risk     Capitalization      Value at Risk     Capitalization
-------------------------------------    -------------     ---------------     -------------     ---------------
Interest Rates                            $   946,189            4.48%          $   399,718            1.18%
Currencies                                    665,090            3.15               365,279            1.08
Stock Indices                                 170,715            0.81             2,922,101            8.65
Commodities                                    27,000            0.13             2,632,700            7.79
                                         -------------        -------          -------------        -------
Total                                     $ 1,808,994            8.57%          $ 6,319,798           18.70%
                                         -------------        -------          -------------        -------
                                         -------------        -------          -------------        -------

   The following table presents the average trading Value at Risk of the Trust's open positions by market sector for the three months ended March 31, 2000.

                                                Three months ended
                                                  March 31, 2000
                                         ---------------------------------
                                                             % of Total
            Market Sector                Value at Risk     Capitalization
-------------------------------------    -------------     ---------------
Interest Rates                            $ 1,045,470            3.84%
Currencies                                    619,041            2.28
Stock Indices                               1,589,134            5.85
Commodities                                 1,157,300            4.26
                                         -------------        -------
Total                                     $ 4,410,945           16.23%
                                         -------------        -------
                                         -------------        -------

   The primary trading risk exposures of the Trust at March 31, 2000 and during the three months then ended, by market sector, were:

   Interests Rates. Interest rate movements directly affect the price of sovereign bond positions held by the Trust and indirectly affect the value of its stock index and currency positions. The Trust's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries, particularly fluctuations in long-term, as opposed to short-term, rates. At March 31, 2000 and during the three months then ended, positions in Montreal Bankers Acceptances, LIFFE gilts and SFE (Australia) Treasury bills and bonds account for the majority of interest rate trading risk for the Trust.

   Currencies. Currency market risk arises from exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Similar to prior periods, the Trust's major exposure as of March 31, 2000 and during the three months then ended resulted from positions in the local currencies of G-7 countries.

   Stock Indices. Although the trading managers trade various indices, the Trust's primary equity index exposure at March 31, 2000 and during the three months then ended resulted from positions in the S&P 500 Index, DAX (Germany) and the MIB 30 Index (Italy). The stock index futures traded by the Trust are, by law, limited to futures on broadly based indices.

   Commodities. Positions in copper account for the majority of the commodities trading risk exposure at March 31, 2000 and during the three months then ended.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer