Form 10-Q
period 2000-06-30
WILLOWBRIDGE STRATEGIC TRUST
filed 2000-08-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          2000             1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $20,570,375     $31,489,773
Net unrealized gain (loss) on open futures and options contracts          (408,441)      3,686,345
Premiums paid on options                                                        --         152,364
Other receivable                                                             1,369           2,203
                                                                       -----------     ------------
Total assets                                                           $20,163,303     $35,330,685
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   929,756     $ 1,219,087
Unrealized loss on open forward contracts                                    1,110         205,135
Management fees payable                                                     10,188          65,935
Incentive fees payable                                                          --          37,416
                                                                       -----------     ------------
Total liabilities                                                          941,054       1,527,573
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (189,269.362 and 261,529.578 interests
  outstanding)                                                          19,030,008      33,465,044
General interests (1,912 and 2,642 interests outstanding)                  192,241         338,068
                                                                       -----------     ------------
Total trust capital                                                     19,222,249      33,803,112
                                                                       -----------     ------------
Total liabilities and trust capital                                    $20,163,303     $35,330,685
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    100.54     $    127.96
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                                       2

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended              Three months ended
                                                      June 30,                       June 30,
                                             --------------------------     --------------------------
                                                2000            1999           2000           1999
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $(3,199,403)    $ (117,733)    $  867,998     $(2,833,962)
Change in net unrealized gain/loss on
  open commodity positions                    (3,890,761)     2,303,805        (52,737)      2,393,986
Interest income                                  576,172        786,067        271,055         390,941
                                             -----------     ----------     ----------     -----------
                                              (6,513,992)     2,972,139      1,086,316         (49,035)
                                             -----------     ----------     ----------     -----------
EXPENSES
Commissions                                      647,736      1,627,625        226,671         780,929
Management fees                                  121,657        478,518         30,093         222,723
Incentive fees                                        --        357,011             --          45,161
                                             -----------     ----------     ----------     -----------
                                                 769,393      2,463,154        256,764       1,048,813
                                             -----------     ----------     ----------     -----------
Net income (loss)                            $(7,283,385)    $  508,985     $  829,552     $(1,097,848)
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                            $(7,210,539)    $  503,902     $  821,254     $(1,086,870)
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
General interests                            $   (72,846)    $    5,083     $    8,298     $   (10,978)
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest               $    (31.32)    $     1.46     $     3.95     $     (3.23)
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
Weighted average number of limited and
  general interests outstanding                  232,574        348,084        209,763         339,842
                                             -----------     ----------     ----------     -----------
                                             -----------     ----------     ----------     -----------
------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            264,171.578     $33,465,044     $338,068      $33,803,112
Net loss                                             --      (7,210,539)     (72,846 )     (7,283,385)
Redemptions                                 (72,990.216)     (7,224,497)     (72,981 )     (7,297,478)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 2000                191,181.362     $19,030,008     $192,241      $19,222,249
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of June 30, 2000 and the results of its operations for the six and three months ended June 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   As of February 15, 2000, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a trading manager to the Trust. The advisory agreement among the Trust, the Managing Owner and Willowbridge was automatically terminated when the assets allocated to Willowbridge declined by greater than 33 1/3% from their balance at December 31, 1999. On July 5, 2000, the Managing Owner reallocated the portion of Trust assets previously traded by Willowbridge to Gamma Capital Management, LLC ('Gamma'), an independent commodities trading manager. These assets were not allocated to commodities trading from February 15, 2000 through July 5, 2000 and, as such, were not subject to management fees or commissions. The monthly management fee paid to Gamma equals 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fees paid to Gamma and Willowbridge equal 20% of the New High Net Trading Profits as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. Additionally, Gamma must recoup the cumulative trading losses of Willowbridge before it is paid an incentive fee.

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

   The costs charged to the Trust for brokerage services for the six months ended June 30, 2000 and 1999 were $647,736, and $1,627,625, respectively. The costs charged to the Trust for brokerage services for the three months ended June 30, 2000 and 1999 were $226,671 and $780,929, respectively.

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

   As of June 30, 2000, a non-U.S. affiliate of the Managing Owner owns 538.703 limited interests of the Trust.

C. Derivative Instruments and Associated Risks

   The Trust is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trust's investment activities (credit risk).

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $9,752,214. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $10,409,720 at June 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2000, the Trust's open futures and forward contracts generally mature within one year.

   At June 30, 2000 and December 31, 1999, the fair values of futures, forward and options contracts were:

                                                 2000                          1999
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $  2,189      $  113,753     $    5,455      $   13,650
     Stock indices                           --           1,000      2,022,713           3,606
     Currencies                          17,450         334,960        142,955         185,257
     Commodities                             --           3,600        206,761         119,006
  Foreign exchanges
     Interest rates                      93,893          92,308        167,112         181,994
     Stock indices                       57,500          28,411             --          11,538
     Commodities                          4,250           9,691      1,670,554         256,879
Forward Contracts:
     Currencies                              --           1,110             --           8,656
     Commodities                             --              --             --         196,479
Options Contracts:
  Foreign exchanges
     Commodities                             --              --        395,089              --
                                       --------     -----------     ----------     -----------
                                       $175,282      $  584,833     $4,610,639      $  977,065
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the six and three months ended June 30, 2000 were $7,224,497 and $2,690,395, respectively. Redemptions by the Managing Owner recorded for the six and three months ended June 30, 2000 were $72,981 and $27,225, respectively. Redemptions of limited interests and general interests from commencement of operations, May 1, 1996, through June 30, 2000 were $45,379,887 and $346,935, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Results of Operations

   The net asset value per Interest as of June 30, 2000 was $100.54, a decrease of 21.43% from the December 31, 1999 net asset value per Interest of $127.96, and an increase of 4.04% from the March 31, 2000 net asset value per Interest of $96.64.

   The Trust's gross trading gains/(losses) were $(7,090,000) and $815,000 during the six and three months ended June 30, 2000 compared to $2,186,000 and $(440,000) for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared towards the end of the quarter as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground. The Canadian dollar rallied towards the end of the quarter due to steady Canadian economic data combined with signs of softening in the U.S. economy.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currency (+): The European Central Bank raised interest rates by 50 basis points to 4.25% resulting in gains in long euro positions. Long British pound positions were profitable for the Trust as the Bank of England left interest rates unchanged and the pound bounced back from its May decline.

   Financial (+): Short U.S. Treasury note positions lost value as prices rallied in response to a higher than expected unemployment number in May and lack of action by the U.S. Federal Reserve at its meeting in June. Long Japanese government bond positions resulted in gains toward the end of the quarter as the Japanese government deferred their decision to change their current zero interest rate policy.

   Index (+): The second quarter brought a reversal to some global equity markets. A strong U.S. economy began showing signs of slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world markets resulted in gains in S&P and euro DAX positions.

   Metal (+): Long copper positions resulted in gains for the Trust as the metal markets rallied due to a weakening in the U.S. economy.

   As of February 15, 2000, Willowbridge ceased to serve as a trading manager to the Trust. The advisory agreement among the Trust, the Managing Owner and Willowbridge was automatically terminated when the assets allocated to Willowbridge declined by greater than 33 1/3% from their balance at December 31, 1999. On July 5, 2000, the Managing Owner reallocated the portion of Trust assets previously traded by Willowbridge to Gamma, an independent commodities trading manager. These assets were not allocated to commodities trading from February 15, 2000 through July 5, 2000 and, as such, were not subject to management fees or commissions. The monthly mangement fee paid to Gamma equals 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fees paid to Gamma and Willowbridge equal 20% of the New High Net Trading Profits as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. Additionally, Gamma must recoup the cumulative trading losses of Willowbridge before it is paid an incentive fee.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $210,000 and $120,000 for the six and three months ended June 30, 2000 as compared to the same periods in 1999 primarily due to redemptions during 1999 and 2000 as well as weak trading performance during the first quarter of 2000.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $980,000 and $554,000 for the six and three months ended June 30, 2000 as compared to the same periods in 1999 due primarily to redemptions during 1999 and 2000 and poor trading performance during the first quarter of 2000, as well as the postponement of commissions charged to the Trust by PSI on the portion of net assets which were unallocated to commodities trading as discussed above.

   Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $357,000 and $193,000 for the six and three months ended June 30, 2000 as compared to the same periods in 1999 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreements among the Trust, the Managing Owner and each trading manager. Incentive fees of approximately $357,000 and $45,000 were earned during the six and three months ended June 30, 1999. No incentive fees were earned during the six and three months ended June 30, 2000.

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

   The following table presents the trading Value at Risk of the Trust's open positions by market sector as of June 30, 2000 and December 31, 1999. As of June 30, 2000 and December 31, 1999, the Trust's total capitalization was approximately $19.2 million and $33.8 million, respectively.

                                                   June 30, 2000                       December 31, 1999
                                         ---------------------------------     ---------------------------------
                                                             % of Total                            % of Total
            Market Sector                Value at Risk     Capitalization      Value at Risk     Capitalization
-------------------------------------    -------------     ---------------     -------------     ---------------
Currencies                                $   775,770            4.04%          $   365,279            1.08%
Interest Rates                                639,772            3.33               399,718            1.18
Stock Indices                                 267,104            1.39             2,922,101            8.65
Commodities                                    27,000            0.14             2,632,700            7.79
                                         -------------        -------          -------------        -------
Total                                     $ 1,709,646            8.90%          $ 6,319,798           18.70%
                                         -------------        -------          -------------        -------
                                         -------------        -------          -------------        -------

   The following table presents the average trading Value at Risk of the Trust's open positions by market sector for the six and three months ended June 30, 2000.

                                                Six months ended                      Three months ended
                                                  June 30, 2000                          June 30, 2000
                                        ---------------------------------      ---------------------------------
                                                            % of Total                             % of Total
           Market Sector                Value at Risk     Capitalization       Value at Risk     Capitalization
------------------------------------    -------------     ---------------      -------------     ---------------
Currencies                               $   688,225            2.86%           $   751,626            3.71%
Interest Rates                               919,383            3.82                799,998            3.95
Stock Indices                                989,908            4.11                185,884            0.92
Commodities                                  672,029            2.79                 25,500            0.13
                                        -------------        -------           -------------        -------
Total                                    $ 3,269,545           13.58%           $ 1,763,008            8.71%
                                        -------------        -------           -------------        -------
                                        -------------        -------           -------------        -------

   The overall decrease in the Trust's Value at Risk since December 31, 1999 is primarily the result of the termination of Willowbridge as a trading manager to the Trust as more fully described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above.

   The primary trading risk exposures of the Trust at June 30, 2000 and during the three months then ended, by market sector, were:

   Currencies. Currency market risk arises from exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Similar to prior periods, the Trust's major exposure as of June 30, 2000 and during the six and three months then ended resulted from positions in the local currencies of G-7 countries.

   Interests Rates. Interest rate movements directly affect the price of sovereign bond positions held by the Trust and indirectly affect the value of its stock index and currency positions. The Trust's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries, particularly fluctuations in long-term, as opposed to short-term, rates. At June 30, 2000 and during the six and three months then ended, positions in Montreal Bankers Acceptances, LIFFE 3 month Euribor, LIFFE gilts and SFE (Australia) Treasury bills and bonds account for the majority of interest rate trading risk for the Trust.

   Stock Indices. Although the trading manager trades various indices, the Trust's primary equity index exposure at June 30, 2000 and during the six and three months then ended resulted from positions in the S&P 500 Index, DAX (Germany), MIB 30 Index (Italy) and the Tokyo Stock Price Index (TOPIX). The stock index futures traded by the Trust are, by law, limited to futures on broadly based indices.

   Commodities. Positions in copper account for the majority of the commodities trading risk exposure at June 30, 2000 and during the six and three months then ended.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other information--Effective July 2000, Joseph A. Filicetti resigned as President and a Director of the Managing Owner.

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

                 4.3--Request for Redemption (incorporated
                      by reference to Exhibit 4.3 to the
                      Registrant's Registration Statement on
                      Form S-1, File No. 33-80443)

               10.10--Advisory Agreement dated June 30, 2000 among the
                      Registrant, Prudential Securities Futures Management Inc. and Gamma Capital Management, LLC (filed herewith)

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer