Form 10-Q
period 2000-09-30
WILLOWBRIDGE STRATEGIC TRUST
filed 2000-11-13
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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

   Indicate by CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,      December 31,
                                                                           2000              1999
-----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 15,587,076      $31,489,773
Net unrealized gain on open futures and options contracts                    44,489        3,686,345
Unrealized gain on open forward contracts                                    47,888               --
Premiums paid on options                                                         --          152,364
Other receivable                                                              4,658            2,203
                                                                      --------------     ------------
Total assets                                                           $ 15,684,111      $35,330,685
                                                                      --------------     ------------
                                                                      --------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $    537,324      $ 1,219,087
Unrealized loss on open forward contracts                                        --          205,135
Management fees payable                                                      17,864           65,935
Incentive fees payable                                                           --           37,416
                                                                      --------------     ------------
Total liabilities                                                           555,188        1,527,573
                                                                      --------------     ------------
Commitments

Trust capital
Limited interests (168,297.404 and 261,529.578 interests
  outstanding)                                                           14,977,631       33,465,044
General interests (1,700 and 2,642 interests outstanding)                   151,292          338,068
                                                                      --------------     ------------
Total trust capital                                                      15,128,923       33,803,112
                                                                      --------------     ------------
Total liabilities and trust capital                                    $ 15,684,111      $35,330,685
                                                                      --------------     ------------
                                                                      --------------     ------------

Net asset value per limited and general interest ('Interests')         $      89.00      $    127.96
                                                                      --------------     ------------
                                                                      --------------     ------------
-----------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine months ended              Three months ended
                                                   September 30,                   September 30,
                                            ---------------------------     ---------------------------
                                               2000            1999            2000            1999
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity
  transactions                              $(5,669,612)    $(3,181,210)    $(2,470,209)    $(3,063,477)
Change in net unrealized gain/loss on
  open commodity positions                   (3,388,833)      4,367,223         501,928       2,063,418
Interest income                                 819,863       1,144,704         243,691         358,637
                                            -----------     -----------     -----------     -----------
                                             (8,238,582)      2,330,717      (1,724,590)       (641,422)
                                            -----------     -----------     -----------     -----------
EXPENSES
Commissions                                     980,153       2,320,247         332,417         692,622
Management fees                                 178,808         671,131          57,151         192,613
Incentive fees                                       --         357,011              --              --
                                            -----------     -----------     -----------     -----------
                                              1,158,961       3,348,389         389,568         885,235
                                            -----------     -----------     -----------     -----------
Net loss                                    $(9,397,543)    $(1,017,672)    $(2,114,158)    $(1,526,657)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET LOSS
Limited interests                           $(9,303,550)    $(1,007,489)    $(2,093,011)    $(1,511,391)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General interests                           $   (93,993)    $   (10,183)    $   (21,147)    $   (15,266)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET LOSS PER WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net loss per weighted average limited
  and general interest                      $    (43.40)    $     (3.02)    $    (11.47)    $     (4.85)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of limited and
  general interests outstanding                 216,512         336,965         184,387         314,726
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            264,171.578     $33,465,044     $338,068      $33,803,112
Net loss                                                     (9,303,550)     (93,993 )     (9,397,543)
Redemptions                                 (94,174.174)     (9,183,863)     (92,783 )     (9,276,646)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 2000           169,997.404     $14,977,631     $151,292      $15,128,923
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for the Trust on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

   The costs charged to the Trust for brokerage services for the nine months ended September 30, 2000 and 1999 were $980,153, and $2,320,247, respectively. The costs charged to the Trust for brokerage services for the three months ended September 30, 2000 and 1999 were $332,417 and $692,622, respectively.

   The Trust's assets are maintained either in trading or cash accounts at PSI or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in the Trust's accounts and retains the remaining 20%.
                                       4

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

   As of September 30, 2000, a non-U.S. affiliate of the Managing Owner owns
538.703 limited interests of the Trust.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreements among the Trust, the Managing Owner and each trading manager, the Trust shall automatically terminate a trading manager if the net asset value allocated to that trading manager declines by 33 1/3% from the value at the beginning of any year or since the initial allocation of assets to that trading manager. (See Note A for a discussion of the termination of Willowbridge as a trading manager to the Trust.) Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 2000, such segregated assets totalled $5,029,096. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $10,602,469 at September 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2000, the Trust's open futures and forward contracts generally mature within one year.

   At September 30, 2000 and December 31, 1999, the fair values of futures, forward and options contracts were:

                                                 2000                          1999
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $ 46,050      $   31,537     $    5,455      $   13,650
     Stock indices                        1,782              --      2,022,713           3,606
     Currencies                         396,525         340,555        142,955         185,257
     Commodities                         20,525              --        206,761         119,006
  Foreign exchanges
     Interest rates                      36,231         108,294        167,112         181,994
     Stock indices                       31,899           9,734             --          11,538
     Commodities                         11,470           9,873      1,670,554         256,879
Forward Contracts:
     Currencies                          47,888              --             --           8,656
     Commodities                             --              --             --         196,479
Options Contracts:
  Foreign exchanges
     Commodities                             --              --        395,089              --
                                       --------     -----------     ----------     -----------
                                       $592,370      $  499,993     $4,610,639      $  977,065
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

                                       6

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the nine and three months ended September 30, 2000 were $9,183,863 and $1,959,366, respectively. Redemptions by the Managing Owner recorded for the nine and three months ended September 30, 2000 were $92,783 and $19,802, respectively. Redemptions of limited interests and general interests from commencement of operations, May 1, 1996, through September 30, 2000 were $47,339,253 and $366,737, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Results of Operations

   The net asset value per Interest as of September 30, 2000 was $89.00, a decrease of 30.45% from the December 31, 1999 net asset value per Interest of $127.96, and a decrease of 11.48% from the June 30, 2000 net asset value per Interest of $100.54.

   The Trust's gross trading gains/(losses) were $(9,058,000) and $(1,968,000) during the nine and three months ended September 30, 2000 compared to $1,186,000 and $(1,000,000) for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted a zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (-): Long positions in the euro yielded losses despite a brief rally after intervention by the European Central Bank and other G-7 central banks to boost the failing euro. Increasing European productivity and growth coupled with rising energy prices have been the contributing factors to weakening foreign currencies.

   Interest rates (-): Losses were realized in long domestic and European bond positions as the slowing global economy and an interest rate hike by the European Central Bank resulted in choppy bond markets.

   Stock indices (-): The global economic slowdown negatively affected the major stock indices. Long positions in the European DAX, Tokyo TOPIX and Sydney Futures Exchange resulted in losses as markets fell in the wake of growing concerns over near record energy costs and slowing global economies.

   Metals (+): Long copper positions provided positive performance for the quarter as strong demand and weakening foreign currencies drove prices higher.

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

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $325,000 and $115,000 for the nine and three months ended September 30, 2000 as compared to the same periods in 1999 primarily due to redemptions during 1999 and 2000 as well as poor trading performance during the first and third quarters of 2000.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $1,340,000 and $360,000 for the nine and three months ended September 30, 2000 as compared to the same periods in 1999 due primarily to redemptions during 1999 and 2000 and poor trading performance during the first and third quarters of 2000, as well as the postponement of commissions charged to the Trust by PSI on the portion of net assets which were unallocated to commodities trading as discussed above.

   Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $492,000 and $135,000 for the nine and three months ended September 30, 2000 as compared to the same periods in 1999 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreements among the Trust, the Managing Owner and each trading manager. Incentive fees of approximately $357,000 were earned during the nine months ended September 30, 1999. No incentive fees were earned during the nine months ended September 30, 2000.

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for the Trust on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Item 305(c) of Regulation S-K requires disclosure during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with the Trust's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.
                                       9

   The following table presents the trading Value at Risk of the Trust's open positions by market sector as of September 30, 2000 and December 31, 1999. As of September 30, 2000 and December 31, 1999, the Trust's total capitalization was approximately $15.1 million and $33.8 million, respectively.

                                                September 30, 2000                     December 31, 1999
                                         ---------------------------------     ---------------------------------
                                                             % of Total                            % of Total
            Market Sector                Value at Risk     Capitalization      Value at Risk     Capitalization
-------------------------------------    -------------     ---------------     -------------     ---------------
Currencies                                $   722,862            4.78%          $   365,279            1.08%
Interest Rates                                430,128            2.84               399,718            1.18
Stock Indices                                 149,707            0.99             2,922,101            8.65
Commodities                                    47,800            0.32             2,632,700            7.79
                                         -------------        -------          -------------        -------
Total                                     $ 1,350,497            8.93%          $ 6,319,798           18.70%
                                         -------------        -------          -------------        -------
                                         -------------        -------          -------------        -------

   The following table presents the average trading Value at Risk of the Trust's open positions by market sector for the nine and three months ended September 30, 2000.

                                                Nine months ended                     Three months ended
                                               September 30, 2000                     September 30, 2000
                                        ---------------------------------      ---------------------------------
                                                            % of Total                             % of Total
           Market Sector                Value at Risk     Capitalization       Value at Risk     Capitalization
------------------------------------    -------------     ---------------      -------------     ---------------
Currencies                               $   736,188            3.37%           $   830,018            4.80%
Interest Rates                               790,725            3.62                527,835            3.05
Stock Indices                                757,327            3.47                227,755            1.32
Commodities                                  486,145            2.22                 46,063            0.26
                                        -------------        -------           -------------        -------
Total                                    $ 2,770,385           12.68%           $ 1,631,671            9.43%
                                        -------------        -------           -------------        -------
                                        -------------        -------           -------------        -------

   The overall decrease in the Trust's Value at Risk since December 31, 1999 is primarily the result of the replacement of Willowbridge with Gamma as the trading manager to the Trust as more fully described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above. The portfolio traded by Willowbridge at December 31, 1999, as well as from the period from January 1, 2000 through February 15, 2000, included contracts which, in aggregate, required higher exchange maintenance margins as compared to the portfolio traded by Gamma.

   The primary trading risk exposures of the Trust at September 30, 2000 and during the nine and three months then ended, by market sector, were:

   Currencies. Currency market risk arises from exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Similar to prior periods, the Trust's major exposure as of September 30, 2000 and during the nine and three months then ended resulted from positions in the local currencies of G-7 countries, particularly the euro and the Japanese yen.

   Interest Rates. Interest rate movements directly affect the price of sovereign bond positions held by the Trust and indirectly affect the value of its stock index and currency positions. The Trust's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries, particularly fluctuations in long-term, as opposed to short-term, rates. At September 30, 2000 and during the nine and three months then ended, positions in Montreal Bankers Acceptances, LIFFE 3 month Euribor, CBOT 10-year Treasury bonds and SFE (Australia) Treasury bills account for the majority of interest rate trading risk for the Trust. At December 31, 1999, the majority of interest rate trading risk resulted from positions in Eurex bund and LIFFE long gilt.

   Stock Indices. Although the trading managers trade various indices, the Trust's primary equity index exposure at September 30, 2000 and during the nine and three months then ended resulted from positions in the S&P 500 Index, DAX (Germany), and the Tokyo Stock Price Index (TOPIX). The decrease of equity index exposure at September 30, 2000 from December 31, 1999 resulted primarily from fewer S&P 500
                                       10

Index contracts held by the Trust. The stock index futures traded by the Trust are, by law, limited to futures on broadly based indices.

   Commodities. Positions in copper and natural gas account for the majority of the commodities trading risk exposure at September 30, 2000 and during the nine and three months then ended. The decrease in commodities trading risk exposure at September 30, 2000 from December 31, 1999 resulted primarily from fewer copper, aluminum and coffee contracts held by the Trust.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other information--Effective September 2000, Eleanor L. Thomas was elected by the Board of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer