Form 10-K
period 2000-12-31
WILLOWBRIDGE STRATEGIC TRUST
filed 2001-03-29
CIK 1005006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

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

                                               None
--------------------------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                                        Limited Interests
--------------------------------------------------------------------------------------------------
                                         (Title of class)

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

   Annual Report to Interest holders for the year ended December 31, 2000 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 9 and 10.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6
PART III
Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     8

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................     9
           Financial Statements and Financial Statement Schedules...........................     9
           Exhibits.........................................................................     9
           Reports on Form 8-K..............................................................    10
SIGNATURES..................................................................................    11

                                       2

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

   On May 1, 1996, the Registrant completed its initial offering with gross proceeds of $12,686,200 from the sale of 125,352 limited interests and 1,510 general interests (collectively, the 'Interests'). General interests were sold exclusively to the managing owner. Additional Interests were offered monthly at the then current net asset value per Interest until the continuous offering period expired on January 31, 1998. Additional contributions raised during the continuous offering period resulted in additional proceeds to the Registrant of $51,242,700.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

The Trading Managers

   At inception of the Registrant's trading activities, Willowbridge Associates Inc. ('Willowbridge') made all the Registrant's commodity trading decisions. During July 1998, Willowbridge ceased trading approximately 50% of the Registrant's assets and, during August 1998, these assets were reallocated to Bridgewater Associates, Inc. ('Bridgewater'). As of February 15, 2000, Willowbridge ceased to serve as a trading manager to the Registrant when the remaining assets allocated to Willowbridge, after adjusting for redemptions, declined by greater than 33 1/3% from their balance at the beginning of the year. On July 5, 2000, these assets were reallocated to Gamma Capital Management, LLC ('Gamma'). As a result of the changes in the Registrant's independent commodity trading managers discussed above, during a majority of July and August 1998 as well as from February 16, 2000 through July 4, 2000, a portion of the Registrant's assets were not allocated to commodities trading and, as a result, were not subject to management fees and commissions. The monthly management fees paid on traded assets and the quarterly incentive fees paid on 'New High Net Trading Profits' (as defined in each advisory agreement among the Registrant, Managing Owner and each trading manager) to each trading manager are as follows:

                                       Monthly                               Quarterly
        Trading                      Management                              Incentive
        Manager                          Fee                                    Fee
-----------------------   ---------------------------------   ---------------------------------------
Willowbridge              3% annually of traded assets        20% of 'New High Net Trading Profits'
Bridgewater               .9756% annually of traded assets    20% of 'New High Net Trading Profits'
Gamma                     2% annually of traded assets        20% of 'New High Net Trading Profits'

   Additionally, Gamma must recoup the cumulative trading losses of Willowbridge before it is paid an incentive fee. The advisory agreements may be terminated for a variety of reasons, including at the discretion of the managing owner.

Managing Owner and its Affiliates

   Prudential Securities Futures Management Inc. (the 'Managing Owner') is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI was the principal underwriter and selling agent for the Registrant's Interests and is its commodity broker ('Commodity Broker'). The Managing Owner is required to maintain at least a 1% interest in the Registrant so long as it is acting as the Managing Owner.
                                       3

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant was an open-end fund which solicited the sale of additional Interests on a monthly basis until the Continuous Offering Period expired. As such, the Registrant no longer competes with other entities to attract new participants. However, to the extent that the trading managers recommend similar or identical trades to the Registrant and other accounts which they manage, the Registrant may compete with those accounts, as well as other market participants, for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited owners for the year ended December 31, 2000 ('Registrant's 2000 Annual Report'), which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests is incorporated by reference to Note A to the Registrant's 2000 Annual Report, which is filed as an exhibit hereto.

   A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, redemptions are permitted monthly on at least ten days prior written notice at the net asset value per Interest. Prior to February 1999, redemptions were subject to redemption charges of 4% and 3%, respectively, of the net asset value at which they were redeemed if effected on or prior to the end of the first and second successive six-month periods after their effective date of purchase. These redemption charges were paid to the Managing Owner. Consequently, holders of Interests may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 12, 2001, there were 987 holders of record owning 140,908.340 Interests which include 1,410 general interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 2000 Annual Report, which is filed as an exhibit hereto.

                                                                                            Period from
                                                                                            May 1, 1996
                                                                                           (commencement
                                             Year Ended December 31,                     of operations) to
                             --------------------------------------------------------       December 31
                                2000           1999           1998           1997               1996
                             -----------    -----------    -----------    -----------    ------------------
Total revenues (including
  interest)                  $(8,117,221)   $ 5,074,264    $13,710,698    $ 4,475,048       $  4,148,504
                             -----------    -----------    -----------    -----------    ------------------
                             -----------    -----------    -----------    -----------    ------------------
Net income (loss)            $(9,583,128)   $   847,120    $ 6,950,929    $(1,784,677)      $  2,290,184
                             -----------    -----------    -----------    -----------    ------------------
                             -----------    -----------    -----------    -----------    ------------------
Net income (loss) per
  weighted average
  Interest                   $    (47.34)   $      2.62    $     15.76    $     (4.15)      $      10.79
                             -----------    -----------    -----------    -----------    ------------------
                             -----------    -----------    -----------    -----------    ------------------
Total assets                 $13,316,792    $35,330,685    $48,779,871    $49,239,910       $ 27,823,974
                             -----------    -----------    -----------    -----------    ------------------
                             -----------    -----------    -----------    -----------    ------------------
Net asset value per
  Interest                   $     88.28    $    127.96    $    123.81    $    102.96       $     103.47
                             -----------    -----------    -----------    -----------    ------------------
                             -----------    -----------    -----------    -----------    ------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 14 of the Registrant's 2000 Annual Report, which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 2000 Annual Report, which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are summarized below:

                                                   First         Second          Third         Fourth
                                                  Quarter        Quarter        Quarter       Quarter
                                                -----------    -----------    -----------    ----------
2000:
Total Revenues (including interest)             $(7,600,308)   $ 1,086,316    $(1,724,590)   $  121,361
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
Total Revenues (including interest) less
  commissions                                   $(8,021,373)   $   859,645    $(2,057,007)   $ (138,160)
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
Net income (loss)                               $(8,112,937)   $   829,552    $(2,114,158)   $ (185,585)
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
Net income (loss) per weighted average
  Interest                                      $    (31.77)   $      3.95    $    (11.47)   $    (1.13)
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------

                                       5

                                                   First         Second          Third         Fourth
                                                  Quarter        Quarter        Quarter       Quarter
                                                -----------    -----------    -----------    ----------
1999:
Total Revenues (including interest)             $ 3,021,174    $   (49,035)   $  (641,422)   $2,743,547
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
Total Revenues (including interest) less
  commissions                                   $ 2,174,478    $  (829,964)   $(1,334,044)   $2,097,010
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
Net income (loss)                               $ 1,606,833    $(1,097,848)   $(1,526,657)   $1,864,792
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------
Net income (loss) per weighted average
  Interest                                      $      4.51    $     (3.23)   $     (4.85)   $     6.47
                                                -----------    -----------    -----------    ----------
                                                -----------    -----------    -----------    ----------

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

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

ELEANOR L. THOMAS, age 46, has been the President of Prudential Securities Futures Management Inc. since September 2000 and a Director since April 1999. She has also been the President and a Director of Seaport Futures Management, Inc. (an affiliate of the Managing Owner) since April 1999. She has held various positions of increasing responsibility in both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since joining PSI in 1993. She is a First Vice President and the director of the Futures and Hedge Fund Group within PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

BARBARA J. BROOKS, age 52, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.
                                       6

STEVEN CARLINO, age 37, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a Senior Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

A. LAURENCE NORTON, JR., age 62, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 54, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

TAMARA B. WRIGHT, age 42, is a Senior Vice President and a Director of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International Division of PSI. She is also a Senior Vice President and a Director of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective July 2000, Joseph A. Filicetti resigned as President and as a Director of Prudential Securities Futures Management Inc. Effective September 2000, Eleanor L. Thomas was elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti. Additionally, Joseph A. Filicetti resigned as Executive Vice President and as a Director of Seaport Futures Management, Inc. effective July 2000.

   Effective February 2001, Alan J. Brody resigned as a Director of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Additionally, effective March 30, 2001, A. Laurence Norton, Jr. will resign as a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 12, 2001, no owners of Interests beneficially own more than five percent (5%) of the limited interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2000 Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         --------------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 2000 Annual Report, which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2000 and 1999                    3

              Statements of Operations--Three years ended December 31, 2000                    4

              Statements of Changes in Trust Capital--Three years ended December 31,
              2000                                                                             4

              Notes to Financial Statements                                                    5

         2.   Financial Statement Schedules

              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

         3.   Exhibits

        3.1   Second Amended and Restated Declaration of Trust and Trust Agreement of
        and   the Registrant dated as of January 31, 1996 (incorporated by reference
        4.1   to Exhibits 3.1 and 4.1 of Registrant's Registration Statement on Form
              S-1, File No. 33-08443)

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

                                       9

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

      10.10   Form of Advisory Agreement dated June 30, 2000 among the Registrant,
              Prudential Securities Futures Management Inc. and Gamma Capital
              Management, LLC (incorporated by reference to Exhibit 10.10 of the
              Registrants Quarterly Report on Form 10-Q for the period ended June 30,
              2000)

       13.1   Registrant's 2000 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2000 Annual Report is to be deemed filed as part of this report) (filed herewith)

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                       10

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Securities Strategic Trust

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 29, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

    By: /s/ Eleanor L. Thomas                     Date: March 29, 2001
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 29, 2001
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 29, 2001
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By: /s/ A. Laurence Norton, Jr.               Date: March 29, 2001
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 29, 2001
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By: /s/ Tamara B. Wright                      Date: March 29, 2001
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director

                                       11