Form 10-Q
period 2001-03-31
WILLOWBRIDGE STRATEGIC TRUST
filed 2001-05-11
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          2001             2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $11,857,079     $13,240,014
Net unrealized gain (loss) on open futures contracts                      (335,650)         75,883
Other receivable                                                             4,810             895
                                                                       -----------     ------------
Total assets                                                           $11,526,239     $13,316,792
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   371,308     $   222,610
Net unrealized loss on open forward contracts                              101,199          11,692
Management fees payable                                                     13,211          15,110
                                                                       -----------     ------------
Total liabilities                                                          485,718         249,412
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (134,959.719 and 146,544.840 interests
  outstanding)                                                          10,930,053      12,936,640
General interests (1,364 and 1,481 interests outstanding)                  110,468         130,740
                                                                       -----------     ------------
Total trust capital                                                     11,040,521      13,067,380
                                                                       -----------     ------------
Total liabilities and trust capital                                    $11,526,239     $13,316,792
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $     80.99     $     88.28
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                                       2

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three months ended March 31,
                                                                       -----------------------------
                                                                           2001             2000
----------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                             $  (422,440)     $(4,067,401)
Change in net unrealized gain/loss on open commodity positions             (501,040)      (3,838,024)
Interest income                                                             145,991          305,117
                                                                       -------------     -----------
                                                                           (777,489)      (7,600,308)
                                                                       -------------     -----------
EXPENSES
Commissions                                                                 234,745          421,065
Management fees                                                              41,887           91,564
                                                                       -------------     -----------
                                                                            276,632          512,629
                                                                       -------------     -----------
Net loss                                                                $(1,054,121)     $(8,112,937)
                                                                       -------------     -----------
                                                                       -------------     -----------
ALLOCATION OF NET LOSS
Limited interests                                                       $(1,043,574)     $(8,031,793)
                                                                       -------------     -----------
                                                                       -------------     -----------
General interests                                                       $   (10,547)     $   (81,144)
                                                                       -------------     -----------
                                                                       -------------     -----------
NET LOSS PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net loss per weighted average limited
  and general interest                                                  $     (7.27)     $    (31.77)
                                                                       -------------     -----------
                                                                       -------------     -----------
Weighted average number of limited
  and general interests outstanding                                         145,083          255,386
                                                                       -------------     -----------
                                                                       -------------     -----------

----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000            148,025.840     $12,936,640     $130,740      $13,067,380
Net loss                                                     (1,043,574)     (10,547 )     (1,054,121)
Redemptions                                 (11,702.121)       (963,013)      (9,725 )       (972,738)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 2001               136,323.719     $10,930,053     $110,468      $11,040,521
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       3

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

B. Related Parties

   The Managing Owner is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates bear the costs of these services, as well as the Trust's routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

   The costs charged to the Trust for brokerage services for the three months ended March 31, 2001 and 2000 were $234,745 and $421,065, respectively.

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

   As of March 31, 2001, a non-U.S. affiliate of the Managing Owner owns 538.703 limited interests of the Trust.

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

Market Risk

   Trading in futures and forward (including foreign exchange) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trust's net assets being traded, significantly exceeds the Trust's future cash requirements since the Trust intends to close out its open positions prior to settlement. As a result, the Trust is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures and forwards to be
                                       4
the net unrealized gain or loss on the contracts. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Trust enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trust to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Trust holds and the liquidity and inherent volatility of the markets in which the Trust trades.

Credit risk

   When entering into futures and forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Trust's forward transactions is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which, include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreements among the Trust, the Managing Owner and each trading manager, the Trust shall automatically terminate a trading manager if the net asset value allocated to that trading manager declines by 33 1/3% from the value at the beginning of any year or since the initial allocation of assets to that trading manager. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 31, 2001, such segregated assets totalled $767,506. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $10,753,923 at March 31, 2001. There are no segregation requirements for assets related to forward trading.
                                       5

   As of March 31, 2001, the Trust's open futures and forward contracts mature within one year.

   At March 31, 2001 and December 31, 2000, the fair values of futures and forward contracts were:

                                                 2001                          2000
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $ 56,413      $   37,446     $   23,200      $  178,704
     Stock indices                           --          18,275         17,350              --
     Currencies                         204,643         495,268        288,497          15,500
     Commodities                            620           9,425             --           2,812
  Foreign exchanges
     Interest rates                      38,564         100,143         31,675          88,797
     Stock indices                       15,808          16,443         20,397          15,369
     Commodities                         30,406           5,104          4,250           8,304
Forward Contracts:
     Currencies                           1,399         102,598             --          11,692
                                       --------     -----------     ----------     -----------
                                       $347,853      $  784,702     $  385,369      $  321,178
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

D. Financial Highlights

                                                                             For the
                                                                       Three Months Ended
                                                                         March 31, 2001
                                                                       -------------------
        Performance per Interest
          Net asset value, beginning of period                               $ 88.28
          Net realized loss and change in net unrealized gain/loss
             on commodity transactions                                         (6.39)
          Interest income                                                       1.01
          Expenses                                                             (1.91)
                                                                          ----------
          Decrease for the period                                              (7.29)
                                                                          ----------
          Net asset value, end of period                                     $ 80.99
                                                                          ----------
                                                                          ----------
        Total return                                                           (8.26)%
        Ratio to average net assets
          Interest income                                                       7.71%
          Expenses                                                              8.93%

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests and general interests for the three months ended March 31, 2001 were $963,013 and $9,725, respectively. Redemptions of limited interests and general interests from May 1, 1996 (commencement of operations), through March 31, 2001 were $50,159,524 and $395,162, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2001, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

   Since the Trust's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust's exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond the Trust's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring the Trust's trading managers to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures and forward contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 31, 2001 was $80.99, a decrease of 8.26% from the December 31, 2000 net asset value per Interest of $88.28. Past performance is not necessarily indicative of future results.

   The Trust's gross trading losses were $923,000 during the three months ended March 31, 2001 compared to losses of $7,905,000 for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   The first quarter of 2001 brought a global economic slowdown to most world markets, characterized by negative earning reports, layoffs and low manufacturing numbers. Investor concerns regarding earnings sparked lower equity prices and tighter terms on credit. Consumer spending and business capital investment decelerated markedly, partly due to decreased consumer and business confidence. This weakening, which was especially evident in durable goods industries, led to large cutbacks in manufacturing outputs as numerous firms attempted to cut excess inventory. In addition, elevated energy costs drained consumer purchasing power and added to business costs, adversely affecting profits and stock market valuations. Except for energy prices, inflation rates remained subdued throughout the quarter.

   In light of the rapid weakening in economic expansion in recent months and deterioration in business and consumer confidence, the U.S. Federal Reserve followed a relatively aggressive policy, lowering rates three times during the first quarter of 2001. The Fed's attempt to avoid recession in the U.S. included a surprising 50 basis point cut between regularly scheduled Federal Open Market Committee meetings for a total 150 basis point reduction for the quarter. The Fed saw little inflation risk due to reduced pressure on resources which stemmed from sluggish performance of the economy and relatively subdued expectations of inflation. Other central banks followed the Fed's lead, lowering interest rates as well. In Japan, ongoing economic weakness reinforced expectations that the Bank of Japan (BOJ) would reinstate its zero interest rate policy. While it stopped short of directly cutting rates, in March the BOJ announced that it would take other measures to guide rates lower. As poor corporate earnings and weak economic data were released throughout the quarter, investors moved assets from equity markets to fixed income, driving bond markets higher.

   Equity markets performed poorly across the board during the first quarter as foreign stock markets generally followed the downtrend of the U.S. markets. Technology stocks led the way and the NASDAQ fell to its lowest level in nearly two years. Losses in the Dow Jones and NASDAQ brought these indices under the key 10,000 and 2,000 levels, respectively, and the DAX, FTSE, CAC-40 and Nikkei experienced similar losses.

   In foreign exchange markets, the U.S. dollar rose slightly against many foreign currencies throughout the quarter, reflecting expectations that some of those economies might be adversely affected by slower economic growth in the United States. Additionally, the U.S. dollar strengthened as investors around the globe felt that it was safest in this time of economic uncertainty. The dollar also rose versus the Japanese yen throughout the quarter, reflecting continuing economic stagnation in Japan. The euro rose against the U.S. dollar at the beginning of the quarter as prospects for U.S. short-term economic growth deteriorated relative to those for Europe. Later in the quarter, the euro traded lower against the dollar as weak economic data was released in Germany and the European Central Bank decided to leave interest rates unchanged, which dampened the outlook for European Union growth.

   Energy prices generally remained high throughout most of the quarter. Crude oil prices increased in January as OPEC announced a likely 5% cut in production. In March, an agreement by OPEC members to cut production for the second time this year was not enough to overcome concerns that slowing economies will reduce oil consumption and prices declined slightly.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currency (-): The Trust incurred losses in long Australian dollar, Canadian dollar, British pound and Swiss franc positions as many foreign currencies weakened against the U.S. dollar during the quarter. This was due, in part, to investors' concern that the failure of the European Central Bank to match the U.S. Federal Reserve's interest rate cuts would jeopardize European economic growth relative to that of the U.S.

   Interest rate (-): Fear of a U.S. recession and falling equity prices together with the U.S. Federal Reserve's rate reduction strategy resulted in a flight to quality in the bond market. Bond prices soared throughout the quarter and losses were incurred from short positions in U.S. Treasury notes and LIFFE 3-month rate.

   Metal (-): Gold markets declined in March as the Bank of England's auction of a portion of its reserves was met with a disappointing response. In addition, signs of a global economic slowdown, which could lead to a decline in demand, helped push gold prices lower. Long gold positions resulted in losses toward quarter-end. Losses were also incurred from long copper positions as copper prices declined.
                                       8

   Index (-): Weakness in the U.S. economy and negative earning reports from blue chip and technology companies caused U.S. and many foreign equity markets to tumble throughout the quarter. Long S&P 500 and London FTSE positions resulted in losses.

   Energy (+): Crude oil prices moved up in January as OPEC announced production cuts resulting in gains for long crude positions.

   Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned and commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net asset levels were significantly lower during the three months ended March 31, 2001 as compared to the corresponding period in the prior year, primarily due to redemptions and unfavorable trading performance throughout 2000 and during the first quarter of 2001.

   As of February 15, 2000, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a trading manager to the Trust when the remaining assets allocated to Willowbridge, after adjusting for redemptions, declined by greater than 33 1/3% from their balance at the beginning of the year. On July 5, 2000, these assets were reallocated to Gamma Capital Management, LLC ('Gamma'). As a result of the changes in the Trust's independent commodity trading managers discussed above, from February 16, 2000 through July 4, 2000, a portion of the Trust's assets were not allocated to commodities trading and, as a result, were not subject to management fees and commissions. The monthly management fees paid on traded assets and the quarterly incentive fees paid on 'New High Net Trading Profits' (as defined in each advisory agreement among the Trust, Managing Owner and each trading manager) to each trading manager are as follows:

                                       Monthly                               Quarterly
        Trading                      Management                              Incentive
        Manager                          Fee                                    Fee
-----------------------   ---------------------------------   ---------------------------------------
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

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $159,000 for the three months ended March 31, 2001 as compared to the corresponding period in 2000. This decrease was primarily due to the decline in average net asset levels as discussed above.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $186,000 for the three months ended March 31, 2001 as compared to the corresponding period in 2000. This decrease was primarily due to the decline in average net asset levels, offset, in part, by the fact that no commissions were charged to the Trust by PSI on a portion of net assets while they were not allocated to commodities trading as discussed above.

   At March 31, 2001, all trading decisions were made by Bridgewater Associates, Inc. ('Bridgewater') and Gamma. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $50,000 for the three months ended March 31, 2001 as compared to the corresponding period in 2000. This decrease was primarily due to the decline in average net asset levels, as well as the change in the rate paid to Gamma versus Willowbridge, offset, in part, by the lack of management fees on a portion of net assets while they were not allocated to commodities trading as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. No incentive fees were paid during the three months ended March 31, 2001 or 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Trust or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other information--Effective February 2001 and March 2001, respectively, Alan J. Brody and A. Laurence Norton, Jr. resigned as Directors of Prudential Securities Futures Management Inc.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

            3.1
            and
            4.1--Second Amended and Restated Declaration of Trust and Trust
                 Agreement of the Trust dated as of December 14, 1995 (incorporated by reference to Exhibit 3.1 to 4.1 to the Trust's Registration Statement on Form S-1, File No. 33-80443)

            4.2--Subscription Agreement (incorporated by reference to
                 Exhibit 4.2 to the Trust's Registration Statement on Form S-1, File No. 33-80443)

            4.3--Request for Redemption (incorporated by
                 reference to Exhibit 4.3 to the Trust's
                 Registration Statement on Form S-1, File
                 No. 33-80443)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 11, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

                                       12