Form 10-Q
period 2001-06-30
WILLOWBRIDGE STRATEGIC TRUST
filed 2001-08-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          2001             2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $10,352,011     $13,240,014
Net unrealized gain on open futures contracts                               73,224          75,883
Other receivable                                                             4,975             895
                                                                       -----------     ------------
Total assets                                                           $10,430,210     $13,316,792
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   300,267     $   222,610
Unrealized loss on open forward contracts                                  107,638          11,692
Management fees payable                                                     11,805          15,110
                                                                       -----------     ------------
Total liabilities                                                          419,710         249,412
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (124,918.810 and 146,544.840 interests
  outstanding)                                                           9,910,380      12,936,640
General interests (1,262 and 1,481 interests outstanding)                  100,120         130,740
                                                                       -----------     ------------
Total trust capital                                                     10,010,500      13,067,380
                                                                       -----------     ------------
Total liabilities and trust capital                                    $10,430,210     $13,316,792
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $     79.33     $     88.28
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended              Three months ended
                                                      June 30,                       June 30,
                                             ---------------------------     -------------------------
                                                2001            2000            2001           2000
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $  (919,057)    $(3,199,403)    $ (496,617)    $  867,998
Change in net unrealized gain/loss on
  open commodity positions                       (98,605)     (3,890,761)       402,435        (52,737)
Interest income                                  249,476         576,172        103,485        271,055
                                             -----------     -----------     ----------     ----------
                                                (768,186)     (6,513,992)         9,303      1,086,316
                                             -----------     -----------     ----------     ----------
EXPENSES
Commissions                                      435,617         647,736        200,872        226,671
Management fees                                   78,500         121,657         36,613         30,093
                                             -----------     -----------     ----------     ----------
                                                 514,117         769,393        237,485        256,764
                                             -----------     -----------     ----------     ----------
Net income (loss)                            $(1,282,303)    $(7,283,385)    $ (228,182)    $  829,552
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                            $(1,269,472)    $(7,210,539)    $ (225,898)    $  821,254
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
General interests                            $   (12,831)    $   (72,846)    $   (2,284)    $    8,298
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest               $     (9.20)    $    (31.32)    $    (1.71)    $     3.95
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
Weighted average number of limited and
  general interests outstanding                  139,330         232,574        133,578        209,763
                                             -----------     -----------     ----------     ----------
                                             -----------     -----------     ----------     ----------
------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000            148,025.840     $12,936,640     $130,740      $13,067,380
Net loss                                                     (1,269,472)     (12,831 )     (1,282,303)
Redemptions                                 (21,845.030)     (1,756,788)     (17,789 )     (1,774,577)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 2001                126,180.810     $ 9,910,380     $100,120      $10,010,500
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of June 30, 2001 and the results of its operations for the six and three months ended June 30, 2001 and 2000. However, the operating results for these interim periods may not be indicative of the results expected for the full year.

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

   The costs charged to the Trust for brokerage services for the six and three months ended June 30, 2001 and 2000 were $435,617, $200,872, $647,736 and
$226,671, respectively.

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

   As of June 30, 2001, a non-U.S. affiliate of the Managing Owner owns 362.197 limited interests of the Trust.

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

Credit risk

   When entering into futures and forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if the Trust enters into forward transactions, the sole counterparty is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 30, 2001, such segregated assets totalled $479,851. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $9,945,384 at June 30, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including the Trust, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If the Trust were to opt out, its funds could be held in a broader and riskier range of investments.

   As of June 30, 2001, the Trust's open futures and forward contracts mature within one year.
                                       5

   At June 30, 2001 and December 31, 2000, the fair values of futures and forward contracts were:

                                                 2001                          2000
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $ 24,519      $   16,234     $   23,200      $  178,704
     Stock indices                           --           5,488         17,350              --
     Currencies                         261,595         114,255        288,497          15,500
     Commodities                          4,100           9,360             --           2,812
  Foreign exchanges
     Interest rates                       8,271          77,624         31,675          88,797
     Stock indices                        3,587          19,690         20,397          15,369
     Commodities                         14,238             435          4,250           8,304
Forward Contracts:
     Currencies                              --         107,638             --          11,692
                                       --------     -----------     ----------     -----------
                                       $316,310      $  350,724     $  385,369      $  321,178
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

D. Financial Highlights

                                                           For the                For the
                                                      Six Months Ended      Three Months Ended
                                                        June 30, 2001          June 30, 2001
                                                     -------------------    -------------------
   Performance per Interest
     Net asset value, beginning of period                  $ 88.28                $ 80.99
                                                        ----------             ----------
     Net realized loss and change in net
        unrealized gain/loss on commodity
        transactions                                         (7.04)                  (.65)
     Interest income                                          1.78                    .77
     Expenses                                                (3.69)                 (1.78)
                                                        ----------             ----------
     Decrease for the period                                 (8.95)                 (1.66)
                                                        ----------             ----------
     Net asset value, end of period                        $ 79.33                $ 79.33
                                                        ----------             ----------
                                                        ----------             ----------
   Total return                                             (10.14)%                (2.05)%
   Ratio to average net assets
     Interest income                                          4.29%                  3.85%
     Expenses                                                 8.83%                  8.85%

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the six and three months ended June 30, 2001 were $1,756,788 and $793,775, respectively. Redemptions of general interests for the six and three months ended June 30, 2001 were $17,789 and $8,064, respectively. Redemptions of limited and general interest from May 1, 1996 (commencement of operations) to June 30, 2001 were $50,953,299 and $403,226, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2001, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Results of Operations

   The net asset value per Interest as of June 30, 2001 was $79.33, a decrease of 10.14% from the December 31, 2000 net asset value per Interest of $88.28, and a decrease of 2.05% from the March 31, 2001 net asset value per Interest of $80.99. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains (losses) were $(1,018,000) and $(94,000) during the six and three months ended June 30, 2001 compared to $(7,090,000) and $815,000 for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is
                                       7
not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting, in part, weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U. S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short U.S., Australian and euro bond positions resulted in losses for the Trust.

   Energies (-): Long crude oil and natural gas positions resulted in losses as increased inventories and weakening demand drove prices downward.

   Stock indices (+): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. S&P 500 and TOPIX positions resulted in gains for the Trust.

   Currencies (+): Long Australian dollar positions resulted in gains in April as prices rallied following a 50 basis point interest rate cut by the Reserve Bank of Australia. The Canadian dollar rose against the U.S. dollar amid signs of a weak U.S. economy and an increase of Canadian exports to the U.S., resulting in gains for long positions. Short British pound positions resulted in gains as the pound reached a 15 year low against the U.S. dollar in June.

   Metals (+): Gold prices rallied to a ten month high in May before reversing course amid rumors that Russia would sell a portion of its gold reserve. Short gold positions resulted in gains for the Trust. Rate cuts by U.S. and European central banks stirred fears of inflation driving metal prices higher. Long silver and copper positions resulted in gains for the Trust.

   Decreases in overall average net asset levels of the Trust have led to corresponding decreases in interest earned and commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net assets levels were significantly lower during the six and three months ended June 30, 2001 as compared to the corresponding period in the prior year, primarily due to redemptions and unfavorable trading performance during 2000 and the first half of 2001.

   At June 30, 2001, all trading decisions were made by Bridgewater Associates, Inc. ('Bridgewater') and Gamma Capital Management, LLC ('Gamma'). As of February 15, 2000, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a trading manager to the Trust when the remaining assets allocated to Willowbridge, after adjusting for redemptions, declined by greater than 33 1/3% from their balance at the beginning of the year. On July 5, 2000, these assets were reallocated to Gamma. As a result of these changes from February 16, 2000 through July 4, 2000, a portion of the Trust's assets were not allocated to commodities trading and, as a result, were not subject to management fees and commissions. The monthly management fees paid on traded assets and the quarterly incentive fees paid on 'New High Net Trading Profits' (as defined in each advisory agreement among the Trust, Managing Owner and each trading manager) to each trading manager are as follows:

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

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $327,000 and $168,000 for the six and three months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. These decreases were primarily due to the decline in average net asset levels, as discussed above, as well as the decline in interest rates during 2001 versus 2000.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $212,000 and $26,000 for the six and three months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. These decreases were primarily due to the decline in average net asset levels, offset, in part, by the fact that no commissions were charged to the Trust by PSI on a portion of net assets while they were not allocated to commodities trading, as discussed above.

   Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $43,000, but increased by $7,000 for the six and three months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decrease for the six months ended June 30, 2001 was primarily due to the decline in average net asset levels, as well as the change in the rate paid to Gamma versus Willowbridge, offset, in part, by the lack of management fees on a portion of net assets while they were not allocated to commodities trading as discussed above. The increase for the three months ended June 30, 2001 was primarily due to the lack of management fees on a portion of net assets while they were not allocated to commodities trading, offset, in part, by the decline in average net asset levels, as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. No incentive fees were paid during the six and three months ended June 30, 2001 or 2000.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       12