Form 10-Q
period 2001-09-30
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2001-11-13
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 9,628,397      $13,240,014
Net unrealized gain on open futures contracts                              353,472           75,883
Other receivable                                                             5,718              895
                                                                      -------------     ------------
Total assets                                                           $ 9,987,587      $13,316,792
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Unrealized loss on open forward contracts                              $   220,959      $    11,692
Redemptions payable                                                        122,400          222,610
Management fees payable                                                     11,044           15,110
                                                                      -------------     ------------
Total liabilities                                                          354,403          249,412
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (118,864.742 and 146,544.840 interests
  outstanding)                                                           9,536,823       12,936,640
General interests (1,201 and 1,481 interests outstanding)                   96,361          130,740
                                                                      -------------     ------------
Total trust capital                                                      9,633,184       13,067,380
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 9,987,587      $13,316,792
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     80.23      $     88.28
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Nine months ended             Three months ended
                                                     September 30,                  September 30,
                                              ---------------------------     -------------------------
                                                 2001            2000           2001           2000
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $  (826,320)    $(5,669,612)    $  92,737     $(2,470,209)
Change in net unrealized gain/loss on open
  commodity positions                              68,322      (3,388,833)      166,927         501,928
Interest income                                   329,897         819,863        80,421         243,691
                                              -----------     -----------     ---------     -----------
                                                 (428,101)     (8,238,582)      340,085      (1,724,590)
                                              -----------     -----------     ---------     -----------
EXPENSES
Commissions                                       622,956         980,153       187,339         332,417
Management fees                                   112,666         178,808        34,166          57,151
                                              -----------     -----------     ---------     -----------
                                                  735,622       1,158,961       221,505         389,568
                                              -----------     -----------     ---------     -----------
Net income (loss)                             $(1,163,723)    $(9,397,543)    $ 118,580     $(2,114,158)
                                              -----------     -----------     ---------     -----------
                                              -----------     -----------     ---------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                             $(1,152,080)    $(9,303,550)    $ 117,392     $(2,093,011)
                                              -----------     -----------     ---------     -----------
                                              -----------     -----------     ---------     -----------
General interests                             $   (11,643)    $   (93,993)    $   1,188     $   (21,147)
                                              -----------     -----------     ---------     -----------
                                              -----------     -----------     ---------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                $     (8.67)    $    (43.40)    $     .96     $    (11.47)
                                              -----------     -----------     ---------     -----------
                                              -----------     -----------     ---------     -----------
Weighted average number of limited and
  general interests outstanding                   134,211         216,512       123,973         184,387
                                              -----------     -----------     ---------     -----------
                                              -----------     -----------     ---------     -----------

-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000            148,025.840     $12,936,640     $130,740      $13,067,380
Net loss                                                     (1,152,080)     (11,643 )     (1,163,723)
Redemptions                                 (27,960.098)     (2,247,737)     (22,736 )     (2,270,473)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 2001           120,065.742     $ 9,536,823     $ 96,361      $ 9,633,184
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of September 30, 2001 and the results of its operations for the nine and three months ended September 30, 2001 and 2000. However, the operating results for these interim periods may not be indicative of the results expected for the full year.

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

   The costs charged to the Trust for brokerage services for the nine and three months ended September 30, 2001 and 2000 were $622,956, $980,153, $187,339 and
$332,417, respectively.

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

   As of September 30, 2001, a non-U.S. affiliate of the Managing Owner owns
362.197 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 30, 2001, such segregated assets totalled $450,062. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $9,531,807 at September 30, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including the Trust, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If the Trust were to opt out, its funds could be held in a broader and riskier range of investments.

   As of September 30, 2001, the Trust's open futures and forward contracts mature within one year.

   At September 30, 2001 and December 31, 2000, the fair values of futures and forward contracts were:

                                                 2001                          2000
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $169,469      $    1,765     $   23,200      $  178,704
     Stock indices                        4,568              --         17,350              --
     Currencies                          96,360         190,873        288,497          15,500
     Commodities                          9,100             500             --           2,812
  Foreign exchanges
     Interest rates                     244,907          15,253         31,675          88,797
     Stock indices                       55,533          32,433         20,397          15,369
     Commodities                         14,794             435          4,250           8,304
Forward Contracts:
     Currencies                              --         220,959             --          11,692
                                       --------     -----------     ----------     -----------
                                       $594,731      $  462,218     $  385,369      $  321,178
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

D. Financial Highlights

                                                           For the                For the
                                                      Nine Months Ended     Three Months Ended
                                                     September 30, 2001     September 30, 2001
                                                     -------------------    -------------------
   Performance per Interest
     Net asset value, beginning of period                  $ 88.28                $ 79.33
                                                        ----------             ----------
     Net realized gain (loss) and change in net
        unrealized gain/loss on commodity
        transactions                                         (5.00)                  2.04
     Interest income                                          2.43                    .65
     Expenses                                                (5.48)                 (1.79)
                                                        ----------             ----------
     Increase (decrease) for the period                      (8.05)                   .90
                                                        ----------             ----------
     Net asset value, end of period                        $ 80.23                $ 80.23
                                                        ----------             ----------
                                                        ----------             ----------
   Total return                                              (9.12)%                 1.13%
   Ratio to average net assets
     Interest income                                          3.94%                  3.21%
     Expenses                                                 8.79%                  8.83%

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the nine and three months ended September 30, 2001 were $2,247,737 and $490,949, respectively. Redemptions of general interests for the nine and three months ended September 30, 2001 were $22,736 and $4,947, respectively. Redemptions of limited and general interests from May 1, 1996 (commencement of operations) to September 30, 2001 were $51,444,248 and $408,173, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 30, 2001, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Results of Operations

   After the attacks of September 11th, the Managing Owner contacted the Trust's trading managers who reported that there was no material disruption to their ability to follow their trading systems and to function normally. Additionally, there was no material disruption to the Managing Owner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Interest as of September 30, 2001 was $80.23, a decrease of 9.12% from the December 31, 2000 net asset value per Interest of $88.28, and an increase of 1.13% from the June 30, 2001 net asset value per Interest of $79.33. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains (losses) were $(758,000) and $260,000 during the nine and three months ended September 30, 2001 compared to $(9,058,000) and $(1,968,000) for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indices recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit, rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro, all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and the Swiss National Central Bank, who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Interest rates (+): Long U.S., European and Australian bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.

   Energies (+): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Short natural gas positions resulted in gains.

   Metals (+): Short copper and aluminum positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities.

   Currencies (-): Short euro, Japanese yen, Australian dollar and Canadian dollar positions incurred losses for the Trust as these currencies strengthened against the U.S. dollar. The U.S. dollar continued to decline against foreign currencies after September 11th as investors sought to decrease their exposure to the dollar.

   Indices (-): The attacks on September 11th further weakened slowing global economies and declining equity markets. Long positions in the Tokyo TOPIX, London FTSE and S&P 500 resulted in losses for the Trust.

   Decreases in overall average net asset levels of the Trust have led to corresponding decreases in interest earned and commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net asset levels were significantly lower during the nine and three months ended September 30, 2001 as compared to the corresponding period in the prior year, primarily due to redemptions and unfavorable trading performance during 2000 and the first two quarters of 2001.

   At September 30, 2001, all trading decisions were made by Bridgewater Associates, Inc. ('Bridgewater') and Gamma Capital Management, LLC ('Gamma'). As of February 15, 2000, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a trading manager to the Trust when the remaining assets allocated to Willowbridge, after adjusting for redemptions, declined by greater than 33 1/3% from their balance at the beginning of the year. On July 5, 2000, these assets were reallocated to Gamma. As a result of these changes from February 16, 2000 through July 4, 2000, a portion of the Trust's assets were not allocated to commodities trading and, as a result, were not subject to management fees and commissions. The monthly management fees paid on traded assets and the quarterly incentive fees paid on 'New High Net Trading Profits' (as defined in each advisory agreement among the Trust, Managing Owner and each trading manager) to each trading manager are as follows:

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

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $490,000 and $163,000 for the nine and three months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. These decreases were primarily due to the decline in average net asset levels, as discussed above, as well as the decline in interest rates during 2001 versus 2000.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $357,000 and $145,000 for the nine and three months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. These decreases were primarily due to the decline in average net asset levels, offset, in part, by the fact that no commissions were charged to the Trust by PSI on a portion of net assets while they were not allocated to commodities trading, as discussed above.

   Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $66,000 and $23,000 for the nine and three months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. These decreases were primarily due to the decline in average net asset levels, as well as the change in the rate paid to Gamma versus Willowbridge, offset, in part, by the lack of management fees on a portion of net assets while they were not allocated to commodities trading, as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. No incentive fees were paid during the nine and three months ended September 30, 2001 or 2000.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer