Form 10-Q
period 2002-05-14
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2002-05-14
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          2002             2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 9,232,983     $ 9,662,833
Net unrealized gain (loss) on open futures contracts                       118,350         (95,924 )
Net unrealized gain on open forward contracts                               34,378              --
Other receivable                                                             4,091           2,120
                                                                       -----------     ------------
Total assets                                                           $ 9,389,802     $ 9,569,029
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   164,142     $    93,665
Management fees payable                                                     10,577          10,694
Net unrealized loss on open forward contracts                                   --          21,053
                                                                       -----------     ------------
Total liabilities                                                          174,719         125,412
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (109,745.109 and 113,584.560 interests
  outstanding)                                                           9,122,893       9,349,125
General interests (1,109 and 1,148 interests outstanding)                   92,190          94,492
                                                                       -----------     ------------
Total trust capital                                                      9,215,083       9,443,617
                                                                       -----------     ------------
Total liabilities and trust capital                                    $ 9,389,802     $ 9,569,029
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $     83.13     $     82.31
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 31, 2002                    December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $  (12,611)                         $   36,704
  Interest rates                                               (235,002)                            (92,254)
  Currencies                                                     17,227                            (192,533)
  Commodities                                                       (81)                            (33,820)
                                                           --------------                      --------------
     Net unrealized loss on futures
     contracts purchased                      (2.50)%          (230,467)          (2.99)%          (281,903)
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                      93                                  --
  Interest rates                                                314,912                              18,171
  Currencies                                                     44,763                             157,050
  Commodities                                                   (10,951)                             10,758
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            3.79             348,817            1.97             185,979
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                         1.29%         $  118,350           (1.02)%        $  (95,924)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased:          0.38%         $   35,363           (0.22)%        $  (21,053)

Forward currency contracts sold:              (0.01)               (985)             --                  --
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts                         0.37%         $   34,378           (0.22)%        $  (21,053)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                0.83%         $   76,793            0.54%         $   51,697
  Canadian dollar                             (0.91)            (84,470)           0.37              34,908
  Euro                                        (0.87)            (80,682)          (1.58)           (148,945)
  Japanese yen                                (0.03)             (3,011)           0.05               4,424
  Australian dollar                           (0.03)             (2,353)          (0.03)             (2,958)
  Swiss franc                                  0.00                 (83)           0.04               3,451
  U.S. dollar                                  2.30             212,156           (0.41)            (38,501)
                                             ------        --------------        ------        --------------
     Total                                     1.29%         $  118,350           (1.02)%        $  (95,924)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  U.S. dollar                                  0.37%         $   34,378           (0.22)%        $  (21,053)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three months ended March 31,
                                                                       -----------------------------
                                                                           2002             2001
----------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                             $   (24,840)     $  (422,440)
Change in net unrealized gain/loss on open commodity positions              269,705         (501,040)
Interest income                                                              45,312          145,991
                                                                       -------------     -----------
                                                                            290,177         (777,489)
                                                                       -------------     -----------
EXPENSES
Commissions                                                                 171,748          234,745
Management fees                                                              31,264           41,887
                                                                       -------------     -----------
                                                                            203,012          276,632
                                                                       -------------     -----------
Net income (loss)                                                       $    87,165      $(1,054,121)
                                                                       -------------     -----------
                                                                       -------------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                       $    86,292      $(1,043,574)
                                                                       -------------     -----------
                                                                       -------------     -----------
General interests                                                       $       873      $   (10,547)
                                                                       -------------     -----------
                                                                       -------------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                                                  $       .77      $     (7.27)
                                                                       -------------     -----------
                                                                       -------------     -----------
Weighted average number of limited
  and general interests outstanding                                         113,846          145,083
                                                                       -------------     -----------
                                                                       -------------     -----------
----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                              INTERESTS       INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001              114,732.560     $9,349,125      $94,492      $9,443,617
Net income                                                        86,292          873          87,165
Redemptions                                    (3,878.451)      (312,524)      (3,175)       (315,699)
                                             ------------     ----------     ---------     ----------
Trust capital--March 31, 2002                 110,854.109     $9,122,893      $92,190      $9,215,083
                                             ------------     ----------     ---------     ----------
                                             ------------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

   The costs charged to the Trust for brokerage services for the three months ended March 31, 2002 and 2001 were $171,748 and $234,745, respectively.

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

   As of March 31, 2002, a non-U.S. affiliate of the Managing Owner owned
362.197 limited interests of the Trust.

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

Market Risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trust's net assets being traded, significantly exceeds the Trust's future cash requirements since the Trust intends to close out its open positions prior to settlement. As a result, the Trust is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures and forwards to be the net unrealized gain or loss on the contracts. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Trust enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trust to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Trust holds and the liquidity and inherent volatility of the markets in which the Trust trades.

Credit Risk

   When entering into futures and forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if the Trust enters into forward transactions, the sole counterparty is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which, include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreements among the Trust, the Managing Owner and each trading manager, the Trust shall automatically terminate a trading manager if the net asset value allocated to that trading manager declines by 33 1/3% from the value at the beginning of any year or since the initial allocation of assets to that trading manager. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 31, 2002, such segregated assets totalled $876,353. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $8,474,980 at March 31, 2002. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2002, the Trust's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                   Three Months Ended      Three Months Ended
                                                     March 31, 2002          March 31, 2001
                                                   -------------------     -----------------
     Performance per Interest
       Net asset value, beginning of period              $ 82.31                $ 88.28
                                                      ----------           -----------------
       Net realized loss and change in net
          unrealized gain/loss
          on commodity transactions                         2.20                  (6.39)
       Interest income                                       .40                   1.01
       Expenses                                            (1.78)                 (1.91)
                                                      ----------           -----------------
       Increase (decrease) for the period                    .82                  (7.29)
                                                      ----------           -----------------
       Net asset value, end of period                    $ 83.13                $ 80.99
                                                      ----------           -----------------
                                                      ----------           -----------------
     Total return                                           1.00%                 (8.26)%
     Ratio to average net assets (annualized)
       Interest income                                      1.96%                  7.71%
       Expenses                                             8.78%                  8.93%

      These financial highlights represent the overall results of the Trust for the three months ended March 31, 2002 and 2001. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests and general interests for the three months ended March 31, 2002 were $312,524 and $3,175, respectively. Redemptions of limited interests and general interests from May 1, 1996 (commencement of operations), through March 31, 2002 were $52,200,317 and $415,801, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2002, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Results of Operations

   The net asset value per Interest as of March 31, 2002 was $83.13, an increase of 1.00% from the December 31, 2001 net asset value per Interest of $82.31. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains were $245,000 during the three months ended March 31, 2002 compared to Trading losses of $923,000 for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   While the first quarter of 2002 was generally characterized by continued weakness in global economies, there was definite evidence of economic recovery. The combination of post September 11th economic activity, infusions of government spending and unseasonably warm weather helped jumpstart the economy during the first quarter. Jobless claims moderated to levels that suggested that the labor market was no longer contracting, manufacturing activity increased slightly and consumer spending and housing activity remained stable, helping the economy achieve a 5.8% growth rate for the quarter. U.S. economic recovery helped boost global growth, but to a lesser extent than that in the U.S. The U.K.'s economy expanded by 0.1% during the first quarter while economic activity in Europe and Canada remained stable. The Japanese economy remained weak.

   Global bond markets trended lower through most of the first quarter amid growing prospects for imminent interest rate hikes by central banks. In the U.S., interest rates rose towards the end of the quarter in response to stronger than expected economic data and indications that the Federal Reserve (the 'Fed') would lean towards increasing rates in the near future. The Fed kept rates unchanged at 1.75% during its two meetings this quarter, a marked change from the eleven rate decreases in 2001. Additionally, the Fed shifted its perception of the economy's 'balance of risks' from 'economic weakness' to 'balanced' during the March 19th meeting. This reinforced comments made by Alan Greenspan, the Fed's Chairman, during his congressional testimony where he stated that recent evidence suggests an economic expansion is under way. European and Australian interest rate instruments fell amid indications that the global recession is showing signs of abatement. Conversely, Japanese interest rates declined as a result of weak economic data in Japan despite the short-term rise in the stock market.

   Equity indices began the quarter choppily due to a continuing weak economy and concerns about balance sheet reporting and accounting irregularities. Stock markets climbed towards mid-quarter as a result of positive data and hopes of an economic recovery. U.S. stock markets moved upward as a result of Fed Chairman Alan Greenspan's testimony to Congress that economic expansion was well under way. Despite continued weakness in the Japanese economy, the Nikkei rallied in March to its highest level since August.

   In foreign exchange markets, the U.S. dollar remained strong against most major foreign currencies as the U.S. economy exhibited signs of recovery. The Japanese yen started the quarter down against the U.S. dollar, but rose towards quarter-end as a result of a rally in the Japanese stock market and investors repatriating capital in anticipation of Japan's March 31st fiscal year-end. Most European currencies and the euro were weak early in the quarter but rallied in March amid hopes of an economic recovery.

   Energy markets were volatile at the beginning of the quarter, but rose toward quarter-end as the escalating conflict in the Middle East prompted fears of an interruption in supplies. This, together with hopes for increased U.S. energy demand due to a recovering economy, reinforced the normal seasonal upward pressure on energy prices. In particular, crude oil reached a six-month high at the end of the quarter as the conflict in the Middle East gained momentum. Natural gas prices moved higher in March as the American Gas Association released better than expected storage numbers. Expectations for colder March weather, together with concerns regarding the safety of nuclear power plants, helped drive prices higher.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (+): Short Australian dollar positions resulted in gains as the Australian dollar fell due to speculation that the Reserve Bank of Australia would raise interest rates. Short Swiss franc and New Zealand dollar/U.S. dollar cross-rate positions resulted in gains for the Trust as the U.S. dollar rallied against these currencies amid positive U.S. economic news.

   Stock indices (+): Long positions in the TOPIX, London FTSE and Euro DAX resulted in gains as equity indices rallied amid optimism regarding an economic recovery.

   Interest rates (-): Global bond markets fell on speculation of economic growth and news in March that the Fed shifted their view on the economy from weak to neutral. Long positions in U.S. and European bonds incurred losses.

   Metals (-): Base metals climbed as global economic activity showed signs of recovery. Short positions in copper and aluminum resulted in losses.

   Energies (-): Energy prices rose as the conflict in the Middle East intensified resulting in losses for short crude oil and natural gas positions.

   Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned, as well as commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net asset levels were lower during the three months ended March 31, 2002 as compared to the corresponding period in the prior year, primarily due to redemptions and unfavorable trading performance throughout 2001.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $101,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001. This decrease was primarily due to lower interest rates during the first quarter of 2002 as compared to the first quarter of 2001, as well as the decline in average net asset levels as discussed above.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $63,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001. This decrease was due to the decline in average net asset levels as discussed above.

   At March 31, 2002, all trading decisions were made by Bridgewater Associates, Inc. and Gamma Capital Management, LLC. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $11,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001. This decrease was due to the decline in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. No incentive fees were paid during the three months ended March 31, 2002 or 2001.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By:  Prudential Securities Futures Management Inc.
     A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: May 14, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer