Form 10-Q
period 2002-06-30
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2002-08-14
CIK 1005006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          2002             2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 9,477,400     $ 9,662,833
Net unrealized gain (loss) on open futures contracts                       424,933         (95,924 )
Other receivable                                                             3,103           2,120
                                                                       -----------     ------------
Total assets                                                           $ 9,905,436     $ 9,569,029
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   158,603     $    93,665
Management fees payable                                                     10,783          10,694
Net unrealized loss on open forward contracts                                8,712          21,053
                                                                       -----------     ------------
Total liabilities                                                          178,098         125,412
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (103,966.718 and 113,584.560 interests
  outstanding)                                                           9,629,988       9,349,125
General interests (1,051 and 1,148 interests outstanding)                   97,350          94,492
                                                                       -----------     ------------
Total trust capital                                                      9,727,338       9,443,617
                                                                       -----------     ------------
Total liabilities and trust capital                                    $ 9,905,436     $ 9,569,029
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $     92.63     $     82.31
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  June 30, 2002                     December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $  (57,539)                         $   36,704
  Interest rates                                                424,115                             (92,254)
  Currencies                                                    381,267                            (192,533)
  Commodities                                                    25,638                             (33,820)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               7.95%            773,481           (2.99)%          (281,903)
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                    (114)                                 --
  Interest rates                                               (302,453)                             18,171
  Currencies                                                    (45,981)                            157,050
  Commodities                                                        --                              10,758
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                   (3.58)           (348,548)           1.97             185,979
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                         4.37%         $  424,933           (1.02)%        $  (95,924)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased:            --%         $       --           (0.22)%        $  (21,053)

Forward currency contracts sold:              (0.09)             (8,712)             --                  --
                                             ------        --------------        ------        --------------
     Net unrealized loss on forward
     contracts                                (0.09)%        $   (8,712)          (0.22)%        $  (21,053)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                               (1.02)%        $  (99,695)           0.54%         $   51,697
  Canadian dollar                              0.49              48,221            0.37              34,908
  Euro                                         1.41             137,273           (1.58)           (148,945)
  Japanese yen                                (0.08)             (7,876)           0.05               4,424
  Australian dollar                            0.01               1,117           (0.03)             (2,958)
  Swiss franc                                 (0.07)             (7,250)           0.04               3,451
  U.S. dollar                                  3.63             353,143           (0.41)            (38,501)
                                             ------        --------------        ------        --------------
     Total                                     4.37%         $  424,933           (1.02)%        $  (95,924)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  Euro                                        (0.01)%        $   (1,083)             --%         $       --
  U.S. dollar                                 (0.08)             (7,629)          (0.22)            (21,053)
                                             ------        --------------        ------        --------------
     Total                                    (0.09)%        $   (8,712)          (0.22)%        $  (21,053)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Six months ended             Three months ended
                                                        June 30,                      June 30,
                                               --------------------------     ------------------------
                                                  2002           2001            2002          2001
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                 $  886,484     $  (919,057)    $  911,324     $(496,617)
Change in net unrealized gain/loss on open
  commodity positions                             533,198         (98,605)       263,493       402,435
Interest income                                    91,331         249,476         46,019       103,485
                                               ----------     -----------     ----------     ---------
                                                1,511,013        (768,186)     1,220,836         9,303
                                               ----------     -----------     ----------     ---------
EXPENSES
Commissions                                       343,051         435,617        171,303       200,872
Management fees                                    62,517          78,500         31,253        36,613
                                               ----------     -----------     ----------     ---------
                                                  405,568         514,117        202,556       237,485
                                               ----------     -----------     ----------     ---------
Net income (loss)                              $1,105,445     $(1,282,303)    $1,018,280     $(228,182)
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                              $1,094,384     $(1,269,472)    $1,008,092     $(225,898)
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
General interests                              $   11,061     $   (12,831)    $   10,188     $  (2,284)
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                 $     9.93     $     (9.20)    $     9.37     $   (1.71)
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
Weighted average number of limited and
  general interests outstanding                   111,277         139,330        108,708       133,578
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------

------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                              INTERESTS       INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001              114,732.560     $9,349,125      $94,492      $9,443,617
Net income                                                     1,094,384       11,061       1,105,445
Redemptions                                    (9,714.842)      (813,521)      (8,203)       (821,724)
                                             ------------     ----------     ---------     ----------
Trust capital--June 30, 2002                  105,017.718     $9,629,988      $97,350      $9,727,338
                                             ------------     ----------     ---------     ----------
                                             ------------     ----------     ---------     ----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of June 30, 2002 and the results of its operations for the six and three months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   The costs charged to the Trust for brokerage services for the six months ended June 30, 2002 and 2001 were $343,051 and $435,617, respectively, and for the three months ended June 30, 2002 and 2001 were $171,303 and $200,872, respectively.

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

   As of June 30, 2002, a non-U.S. affiliate of the Managing Owner owned 362.197 limited interests of the Trust.

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

Credit Risk

   When entering into futures and forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if the Trust enters into forward transactions, the sole counterparty is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the Trust's contracts may result in greater loss than nonperformance on all of the Trust's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At June 30, 2002, such segregated assets totalled $1,638,211.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $8,264,122 at June 30, 2002. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2002, the Trust's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                      For the Six Months       For the Three Months
                                                        ended June 30,            ended June 30,
                                                      -------------------      ---------------------
                                                       2002        2001          2002          2001
                                                      ------      -------      ---------      ------
Performance per Interest
  Net asset value, beginning of period                $82.31      $ 88.28       $ 83.13       $80.99
                                                      ------      -------      ---------      ------
  Net realized gain (loss) and change in net
     unrealized gain/loss on commodity
     transactions                                      13.14        (7.04)        10.94         (.65)
  Interest income                                        .82         1.78           .42          .77
  Expenses                                             (3.64)       (3.69)        (1.86)       (1.78)
                                                      ------      -------      ---------      ------
  Increase (decrease) for the period                   10.32        (8.95)         9.50        (1.66)
                                                      ------      -------      ---------      ------
  Net asset value, end of period                      $92.63      $ 79.33       $ 92.63       $79.33
                                                      ------      -------      ---------      ------
                                                      ------      -------      ---------      ------
Total return                                           12.54%      (10.14)%       11.43%       (2.05)%
Ratio to average net assets (annualized)
  Interest income                                       1.95%        4.29%         1.93%        3.85%
  Expenses                                              8.68%        8.83%         8.64%        8.85%

      These financial highlights represent the overall results of the Trust for the six and three months ended June 30, 2002 and 2001. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the six and three months ended June 30, 2002 were $813,521 and $500,997, respectively. Redemptions of general interests for the six and three months ended June 30, 2002 were $8,203 and $5,028, respectively. Redemptions of limited and general interest from May 1, 1996 (commencement of operations) to June 30, 2002 were $52,701,314 and $420,829, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2002, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust was held in cash, which was used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Results of Operations

   The net asset value per Interest as of June 30, 2002 was $92.63, an increase of 12.54% from the December 31, 2001 net asset value per Interest of $82.31, and an increase of 11.43% from the March 31, 2002 net asset value per Interest of $83.13. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains were $1,420,000 and $1,175,000 during the six and three months ended June 30, 2002 compared to trading losses of $1,018,000 and $94,000 for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   Despite reports by the Federal Reserve Board (the 'Fed') indicating that overall economic activity expanded at a moderate pace during the second quarter of 2002, investor sentiment remained bleak. Most major U.S. equity indices reached new lows as investor confidence worldwide was battered by reports of corporate leadership misconduct and accounting irregularities. Continued uncertainty in the Middle East and weaker than expected second quarter corporate earnings added to investor uncertainty. The U.S. dollar fell against most major foreign currencies during the quarter, while the price of interest rate instruments rose. In the U.S., residential real estate markets generally remained robust, but weakness persisted in most commercial markets. Retail sales were generally flat and labor markets remained weak. Consumer spending and manufacturing activity, which helped boost U.S. economic growth in previous quarters, remained stagnant at a relatively high level. Additionally, continued softness in the labor markets helped weaken consumer confidence. European and Asian economic activity mirrored that of the U.S., but to a lesser extent.

   Global equity markets moved sharply lower throughout the quarter as investor confidence collapsed in response to concerns about accounting transparency at some firms, heightened tension in the Middle East, and decreased corporate sales and profits. This resulted in investors re-evaluating their outlook for a near-term economic recovery. In the U.S., concerns that unannounced accounting problems will eliminate expected corporate profits continued to keep equity markets down. At quarter-end, the year-to-date returns for the S&P 500, the NASDAQ and the London FTSE were -14%, -25% and -10.75%, respectively.

   In bond markets, prices rose as interest rates fell in the U.S. on concerns regarding a weak economic recovery and declines in the equity markets. Additionally, declining equity markets led investors to switch allocations from equity markets to fixed income markets, which are perceived as the current safe haven for wealth. The Fed left interest rates unchanged at 1.75% in its two meetings this quarter, declaring that its economic outlook for the near future remained 'uncertain'. Other central banks, including the European Central Bank and the Bank of Japan, generally followed the lead of the Fed leaving rates unchanged and foreign bond markets rose as well.

   In foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies throughout the quarter, falling to new lows against some currencies. Weak U.S. economic growth in relation to other economies and concerns regarding accounting irregularities in major U.S. corporations drove the dollar downward. Additionally, the decline in U.S. equity markets and investor confidence decreased the desire to hold U.S. assets driving the U.S. dollar lower against the euro, British pound, Swiss franc and Japanese yen.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. Gold prices reversed at quarter-end as a result of profit taking by traders and sentiment that the U.S. dollar would be supported by U.S. and Japanese central banks.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (+): Long Australian dollar, Canadian dollar, euro, British pound and Japanese yen positions resulted in gains as a weak U.S. economy and falling equity markets caused the U.S. dollar to fall.

   Metals (+): Long copper positions resulted in gains as copper rallied due to supply cutbacks initiated by some producers. Precious metals rallied in the wake of falling equity markets and weak economies resulting in gains for long gold and silver positions.

   Indices (-): Long positions in the London FTSE, Italian MIB 30 and S&P 500 incurred losses as equity indices fell amid concerns regarding U.S. economic recovery, accounting irregularities and weaker than expected corporate earnings.

   Interest rates (-): Global bond markets rose as interest rates declined during the quarter in response to poor equity market performance. Short positions in U.S. and British bonds incurred losses.

   Energies (-): Energy prices declined amid increased U.S. supplies suggesting ample supply for the summer season and anticipation that Russia would discontinue output restrictions. Long crude oil and natural gas positions incurred losses.

   Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned, as well as commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net asset levels were lower during the six and three months ended June 30, 2002 as compared to the corresponding period in the prior year, primarily due to redemptions and unfavorable trading performance during 2001 offset, in part, by favorable trading performance in 2002.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $158,000 and $57,000 for the six and three months ended June 30, 2002 as compared to the corresponding periods in 2001. This decrease was primarily due to lower interest rates during 2002 as compared to 2001, as well as the decline in average net asset levels as discussed above.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $93,000 and $30,000 for the six and three months ended June 30, 2002 as compared to the corresponding periods in 2001. This decrease was due to the decline in average net asset levels as discussed above.

   At June 30, 2002, all trading decisions were made by Bridgewater Associates, Inc. and Gamma Capital Management, LLC. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $16,000 and $5,000 for the six and three months ended June 30, 2002 as compared to the corresponding periods in 2001. This decrease was due to the decline in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. No incentive fees were paid during the six and three months ended June 30, 2002 or 2001.

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

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Trust or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other information--Effective May 2002, Steven Weinreb was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer replacing Barbara Brooks.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

            3.1
            and
            4.1-- Second Amended and Restated Declaration of Trust and Trust
                  Agreement of the Trust dated as of December 14, 1995 (incorporated by reference to Exhibit 3.1 to 4.1 to the Trust's Registration Statement on Form S-1, File No. 33-80443)

            4.2-- Subscription Agreement (incorporated by reference to
                  Exhibit 4.2 to the Trust's Registration Statement on Form S-1, File No. 33-80443)

            4.3-- Request for Redemption (incorporated by reference to
                  Exhibit 4.3 to the Trust's Registration Statement on Form S-1, File No. 33-80443)

           99.1-- Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: August 14, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer