Form 10-Q
period 2002-09-30
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2002-11-14
CIK 1005006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2002

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 8,771,100      $ 9,662,833
Net unrealized loss on open futures contracts                             (282,034)         (95,924)
Other receivable                                                             1,666            2,120
                                                                      -------------     ------------
Total assets                                                           $ 8,490,732      $ 9,569,029
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   134,333      $    93,665
Management fees payable                                                      9,195           10,694
Net unrealized loss on open forward contracts                                  537           21,053
                                                                      -------------     ------------
Total liabilities                                                          144,065          125,412
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (99,113.397 and 113,584.560 interests
  outstanding)                                                           8,263,129        9,349,125
General interests (1,002 and 1,148 interests outstanding)                   83,538           94,492
                                                                      -------------     ------------
Total trust capital                                                      8,346,667        9,443,617
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 8,490,732      $ 9,569,029
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     83.37      $     82.31
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 30, 2002                  December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $ (163,261)                         $   36,704
  Interest rates                                                416,326                             (92,254)
  Currencies                                                    (95,896)                           (192,533)
  Commodities                                                   (18,808)                            (33,820)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               1.66%            138,361           (2.99)%          (281,903)
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                   6,770                                  --
  Interest rates                                               (439,234)                             18,171
  Currencies                                                    (15,150)                            157,050
  Commodities                                                    27,219                              10,758
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                   (5.04)           (420,395)           1.97             185,979
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                        (3.38)%        $ (282,034)          (1.02)%        $  (95,924)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased:          0.00%         $      158           (0.22)%        $  (21,053)

Forward currency contracts sold:              (0.01)               (695)             --                  --
                                             ------        --------------        ------        --------------
     Net unrealized loss on forward
     contracts                                (0.01)%        $     (537)          (0.22)%        $  (21,053)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                               (1.70)%        $ (142,113)           0.54%         $   51,697
  Canadian dollar                              0.41              34,183            0.37              34,908
  Euro                                         1.48             123,829           (1.58)           (148,945)
  Japanese yen                                 0.03               2,454            0.05               4,424
  Australian dollar                            0.13              10,842           (0.03)             (2,958)
  Swiss franc                                 (0.27)            (22,268)           0.04               3,451
  Swedish krona                                0.00                 162              --                  --
  U.S. dollar                                 (3.46)           (289,123)          (0.41)            (38,501)
                                             ------        --------------        ------        --------------
     Total                                    (3.38)%        $ (282,034)          (1.02)%        $  (95,924)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  Euro                                        (0.01)%        $     (537)             --%         $       --
  U.S. dollar                                    --                  --           (0.22)            (21,053)
                                             ------        --------------        ------        --------------
     Total                                    (0.01)%        $     (537)          (0.22)%        $  (21,053)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Nine months ended           Three months ended
                                                        September 30,               September 30,
                                                  -------------------------     ----------------------
                                                    2002           2001           2002          2001
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                    $ 791,988     $  (826,320)    $ (94,496)    $ 92,737
Change in net unrealized gain/loss on open
  commodity positions                              (165,594)         68,322      (698,792)     166,927
Interest income                                     133,269         329,897        41,938       80,421
                                                  ---------     -----------     ---------     --------
                                                    759,663        (428,101)     (751,350)     340,085
                                                  ---------     -----------     ---------     --------
EXPENSES
Commissions                                         517,316         622,956       174,265      187,339
Management fees                                      91,800         112,666        29,283       34,166
                                                  ---------     -----------     ---------     --------
                                                    609,116         735,622       203,548      221,505
                                                  ---------     -----------     ---------     --------
Net income (loss)                                 $ 150,547     $(1,163,723)    $(954,898)    $118,580
                                                  ---------     -----------     ---------     --------
                                                  ---------     -----------     ---------     --------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                 $ 149,043     $(1,152,080)    $(945,341)    $117,392
                                                  ---------     -----------     ---------     --------
                                                  ---------     -----------     ---------     --------
General interests                                 $   1,504     $   (11,643)    $  (9,557)    $  1,188
                                                  ---------     -----------     ---------     --------
                                                  ---------     -----------     ---------     --------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                            $    1.38     $     (8.67)    $   (9.21)    $    .96
                                                  ---------     -----------     ---------     --------
                                                  ---------     -----------     ---------     --------
Weighted average number of limited and general
  interests outstanding                             108,751         134,211       103,700      123,973
                                                  ---------     -----------     ---------     --------
                                                  ---------     -----------     ---------     --------

------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                              INTERESTS       INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001              114,732.560     $9,349,125      $94,492      $9,443,617
Net income                                                       149,043        1,504         150,547
Redemptions                                   (14,617.163)    (1,235,039)     (12,458)     (1,247,497)
                                             ------------     ----------     ---------     ----------
Trust capital--September 30, 2002             100,115.397     $8,263,129      $83,538      $8,346,667
                                             ------------     ----------     ---------     ----------
                                             ------------     ----------     ---------     ----------

-----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of September 30, 2002 and December 31, 2001 and the results of its operations for the nine and three months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   The Managing Owner of the Trust is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates bear the costs of these services, as well as the Trust's routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

   The costs charged to the Trust for brokerage services for the nine months ended September 30, 2002 and 2001 were $517,316 and $622,956, respectively and for the three months ended September 30, 2002 and 2001 were $174,265 and $187,339, respectively.

   The Trust's assets are maintained either in trading or cash accounts at PSI or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 80% of the interest it earns on the equity balances in the Trust's accounts and retains the remaining 20%.

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

   As of September 30, 2002, a non-U.S. affiliate of the Managing Owner owned
116.497 limited interests of the Trust.

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

Credit Risk

   When entering into futures and forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if the Trust enters into forward transactions, the sole counterparty is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of the Trust's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the Trust's contracts may result in greater loss than nonperformance on all of the Trust's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which, include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreements among the Trust, the Managing Owner and each trading manager, the Trust shall automatically terminate a trading manager if the net asset value allocated to that trading manager declines by 33 1/3% from the value at the beginning of any year or since the initial allocation of assets to that trading manager. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At September 30, 2002, such segregated assets totalled $637,168. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $7,851,898 at September 30, 2002. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2002, the Trust's open futures and forward contracts mature within one year.
                                       6

D. Financial Highlights

                                                     For the Nine Months       For the Three Months
                                                     ended September 30,       ended September 30,
                                                     -------------------      ----------------------
                                                      2002        2001          2002          2001
                                                     ------      -------      ---------      -------
Performance per Interest
  Net asset value, beginning of period               $82.31      $ 88.28       $ 92.63       $ 79.33
                                                     ------      -------      ---------      -------
  Net realized gain (loss) and change in net
     unrealized gain/loss on commodity
     transactions                                      5.44        (5.00)        (7.70)         2.04
  Interest income                                      1.23         2.43          0.41          0.65
  Expenses                                            (5.61)       (5.48)        (1.97)        (1.79)
                                                     ------      -------      ---------      -------
  Increase (decrease) for the period                   1.06        (8.05)        (9.26)         0.90
                                                     ------      -------      ---------      -------
  Net asset value, end of period                     $83.37      $ 80.23       $ 83.37       $ 80.23
                                                     ------      -------      ---------      -------
                                                     ------      -------      ---------      -------
Total return                                           1.29%       (9.12)%      (10.00)%        1.13%
Ratio to average net assets (annualized)
  Interest income                                      1.92%        3.94%         1.82%         3.21%
  Expenses                                             8.79%        8.79%         8.85%         8.83%

      These financial highlights represent the overall results of the Trust for the nine and three months ended September 30, 2002 and 2001. An individual limited owner's actual results may differ depending on the timing of redemptions.
                                       7

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the nine and three months ended September 30, 2002 were $1,235,039 and $421,518, respectively. Redemptions of general interests for the nine and three months ended September 30, 2002 were $12,458 and $4,255, respectively. Redemptions of limited and general interests from May 1, 1996 (commencement of operations) to September 30, 2002 were $53,122,832 and $425,084, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 30, 2002, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust was held in cash, which was used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the equity balances in these accounts and retains the remaining 20%.

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

Results of Operations

   The net asset value per Interest as of September 30, 2002 was $83.37, an increase of 1.29% from the December 31, 2001 net asset value per Interest of $82.31, and a decrease of 10.00% from the June 30, 2002 net asset value per Interest of $92.63. Past performance is not necessarily indicative of future results.

   The Trust's trading gains (losses) before commissions were $626,000 and $(793,000) during the nine and three months ended September 30, 2002 compared to $(758,000) and $260,000 for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Indices (-): Long positions in the S&P 500, Tokyo TOPIX, London FTSE and Euro DAX resulted in losses as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long Australian dollar, Canadian dollar, euro and Japanese yen positions.

   Metals (-): Weak economic conditions caused price declines in industrial metals resulting in losses for long copper positions.

   Energies (+): Energy prices rallied amid speculation of imminent war with Iraq, low crude oil stock in the U.S. and seasonal demand pressure. Long crude oil and natural gas positions resulted in gains.

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in European and Japanese bonds resulted in gains.

   Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned, as well as commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net asset levels were lower during the nine and three months ended September 30, 2002 as compared to the corresponding period in the prior year, primarily due to redemptions during the last quarter of 2001 and 2002.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $197,000 and $38,000 for the nine and three months ended September 30, 2002 as compared to the corresponding periods in 2001. This decrease was primarily due to lower interest rates during 2002 as compared to 2001, as well as the decline in average net asset levels as discussed above.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $106,000 and $13,000 for the nine and three months ended September 30, 2002 as compared to the corresponding periods in 2001. This decrease was due to the decline in average net asset levels as discussed above.

   At September 30, 2002, all trading decisions were made by Bridgewater Associates, Inc. and Gamma Capital Management, LLC. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $21,000 and $5,000 for the nine and three months ended September 30, 2002 as compared to the corresponding periods in 2001. This decrease was due to the decline in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. No incentive fees were incurred for the nine and three months ended September 30, 2002 or 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that the Trust's disclosure controls and procedures are effective. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

            4.3--Request for Redemption (incorporated by
                 reference to Exhibit 4.3 to the Trust's
                 Registration Statement on Form S-1, File
                 No. 33-80443)

           99.1--Certificate pursuant to 18
                 U.S.C. Section 1350 as adopted
                 pursuant to Section 906 of the
                 SARBANES-OXLEY Act of 2002 (filed
                 herewith)

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: November 14, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Prudential Securities Strategic Trust (the 'Trust');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

   4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the board of directors of the managing owner of the Trust:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

   6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                        /s/ Eleanor L. Thomas
                                        --------------------------------------
                                        Eleanor L. Thomas
                                        President (chief executive officer)
                                         of the managing owner of the Trust

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Prudential Securities Strategic Trust (the 'Trust');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

   4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the board of directors of the managing owner of the Trust:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

   6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                      /s/ Steven Weinreb
                                      --------------------------------------
                                      Steven Weinreb
                                      Chief Financial Officer
                                      of the managing owner of the Trust