Form 10-Q
period 2003-03-31
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2003-05-15
CIK 1005006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          2003             2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $ 8,205,738     $ 8,527,359
Net unrealized gain (loss) on open futures contracts                       (74,469)         56,102
Other receivable                                                             2,226           1,335
                                                                       -----------     ------------
Total assets                                                           $ 8,133,495     $ 8,584,796
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   212,374     $    40,817
Management fees payable                                                      8,421           9,132
Unrealized loss on open forward contracts                                    8,516              --
                                                                       -----------     ------------
Total liabilities                                                          229,311          49,949
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (88,765.265 and 96,797.855 interests outstanding)      7,825,108       8,449,304
General interests (897 and 980 interests outstanding)                       79,076          85,543
                                                                       -----------     ------------
Total trust capital                                                      7,904,184       8,534,847
                                                                       -----------     ------------
Total liabilities and trust capital                                    $ 8,133,495     $ 8,584,796
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest                       $     88.16     $     87.29
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 31, 2003                    December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $   (5,742)                         $  (36,059)
  Interest rates                                                (29,300)                            261,040
  Currencies                                                    (40,237)                             90,669
  Commodities                                                   (22,766)                            (36,719)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased              (1.24)%           (98,045)           3.27%            278,931
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                      --                               1,004
  Interest rates                                                 34,346                            (175,554)
  Currencies                                                    (10,770)                            (48,279)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    0.30              23,576           (2.61)           (222,829)
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                        (0.94)%        $  (74,469)           0.66%         $   56,102
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased:         (0.11)%        $   (8,516)          (0.04)%        $   (3,158)
Forward currency contracts sold:               0.00                   0            0.04               3,158
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts                        (0.11)%        $   (8,516)           0.00%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                0.77%         $   61,489           (1.03)%        $  (87,605)
  Canadian dollar                             (0.01)               (929)          (0.42)            (36,264)
  Euro                                        (0.70)            (55,463)           1.58             134,838
  Japanese yen                                (0.20)            (15,963)          (0.21)            (17,576)
  Australian dollar                            0.05               3,876            0.03               2,770
  Swiss franc                                  0.06               4,618            0.20              16,844
  Swedish krona                               (0.01)               (765)           0.00                (164)
  U.S. dollar                                 (0.90)            (71,332)           0.51              43,259
                                             ------        --------------        ------        --------------
     Total                                    (0.94)%        $  (74,469)           0.66%         $   56,102
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  U.S. dollar                                 (0.11)%        $   (8,516)           0.00%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three months ended March 31,
                                                                       -----------------------------
                                                                           2003             2002
----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                      $   401,781      $   (24,840)
Change in net unrealized gain/loss on open commodity positions             (139,087)         269,705
Interest income                                                              27,878           45,312
                                                                       -------------     -----------
                                                                            290,572          290,177
                                                                       -------------     -----------
EXPENSES
Commissions                                                                 154,427          171,748
Management fees                                                              25,304           31,264
                                                                       -------------     -----------
                                                                            179,731          203,012
                                                                       -------------     -----------
Net income                                                              $   110,841      $    87,165
                                                                       -------------     -----------
                                                                       -------------     -----------
ALLOCATION OF NET INCOME
Limited interests                                                       $   109,724      $    86,292
                                                                       -------------     -----------
                                                                       -------------     -----------
General interests                                                       $     1,117      $       873
                                                                       -------------     -----------
                                                                       -------------     -----------
NET INCOME PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income per weighted average limited
  and general interest                                                  $      1.16      $      0.77
                                                                       -------------     -----------
                                                                       -------------     -----------
Weighted average number of limited
  and general interests outstanding                                          95,191          113,846
                                                                       -------------     -----------
                                                                       -------------     -----------
----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               97,777.855     $8,449,304      $85,543      $8,534,847
Net income                                                       109,724        1,117         110,841
Redemptions                                    (8,115.590)      (733,920)      (7,584)       (741,504)
                                              -----------     ----------     ---------     ----------
Trust capital--March 31, 2003                  89,662.265     $7,825,108      $79,076      $7,904,184
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

   As of January 31, 2003 Gamma was terminated as a trading manager to the Trust. On February 11, 2003 the Managing Owner and the Trust entered into an advisory agreement with Graham Capital Management, L.P. ('Graham') to manage a portion of the Trust's assets. Pursuant to the advisory agreement, Graham is to be paid a monthly management fee equal to 1/6 of 1% (approximately 2% annually) and an incentive fee of 20% of the 'New High Net Trading Profits' on the portion of Trust assets allocated to Graham, the same as was paid to Gamma. Graham does not have to recoup Gamma's cumulative trading losses before earning any incentive fees. The Trust did not incur commissions and management fees from the period February 1, 2003 to February 13, 2003 on the portion of assets unallocated to trading (i.e. the portion of assets previously managed by Gamma). The advisory agreement may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

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

   The costs charged to the Trust for brokerage services for the three months ended March 31, 2003 and 2002 were $154,427 and $171,748, respectively.

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

   As of March 31, 2003, a non-U.S. affiliate of the Managing Owner owned
116.497 limited interests of the Trust.

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

Market Risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trust's net assets being traded, significantly exceeds the Trust's future cash requirements since the Trust intends to close out its open positions prior to settlement. As a result, the Trust is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures and forwards to be the net unrealized gain or loss on the contracts. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Trust enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trust to unlimited risk.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 31, 2003, such segregated assets totalled $1,118,238. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $7,013,031 at March 31, 2003. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2003, the Trust's open futures and forward contracts generally mature within one year.

D. Financial Highlights

                                                                             Three Months
                                                   Three Months Ended            Ended
                                                     March 31, 2003         March 31, 2002
                                                   -------------------     -----------------
     Performance per Interest
       Net asset value, beginning of period              $ 87.29                $ 82.31
                                                      ----------           -----------------
       Net realized gain (loss) and change in
          net unrealized gain/loss on commodity
          transactions                                      2.47                   2.20
       Interest income                                      0.29                   0.40
       Expenses                                            (1.89)                 (1.78)
                                                      ----------           -----------------
       Increase for the period                              0.87                   0.82
                                                      ----------           -----------------
       Net asset value, end of period                    $ 88.16                $ 83.13
                                                      ----------           -----------------
                                                      ----------           -----------------
     Total return                                           1.00%                  1.00%
     Ratio to average net assets (annualized)
       Interest income                                      1.29%                  1.96%
       Expenses                                             8.33%                  8.78%

      These financial highlights represent the overall results of the Trust for the three months ended March 31, 2003 and 2002. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an interest holder may redeem its interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests and general interests for the three months ended March 31, 2003 were $733,920 and $7,584, respectively. Redemptions of limited interests and general interests from May 1, 1996 (commencement of operations), through March 31, 2003 were $54,059,627 and $434,597, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2003, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Results of Operations

   The net asset value per Interest as of March 31, 2003 was $88.16, an increase of 1.00% from the December 31, 2002 net asset value per Interest of $87.29. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains were $263,000 during the three months ended March 31, 2003 compared to trading gains of $245,000 for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   Global economic activity for the first quarter of 2003 was characterized by weakness and volatility. The U.S. economy exhibited signs of a slowdown as consumers and businesses continued to reduce spending due to concerns regarding the war in Iraq, SARS outbreak, high oil price premiums, weak corporate profits and depressed global economies. With the exception of steady automobile orders and existing home sales fueled by attractive interest rates, retail sales continued to be sluggish. Labor market indicators were negative and manufacturing contracted. Foreign economies generally mirrored that of the U.S. In Europe and Asia, economic recovery appeared to have slowed, but Canada recorded moderate economic expansion.

   Indices: Major global equity markets rallied early in the quarter but slid on fears of an impending war with Iraq, possible terrorism and geopolitical tension. Anticipation of a quick decisive victory in Iraq resulted in a brief market run up in mid-March. However, toward the end of the quarter, markets were whipsawed as investors responded to every turn of military events in the Middle East. Ultimately, the markets ended the quarter lower as investors awaited a resolution. The Dow Jones Industrial Average closed down 4.2% and the S&P 500 dropped 3.2%. Several encouraging earnings reports boosted the Nasdaq Composite resulting in a net gain of 0.42% for the quarter. Japan's Nikkei 225 stock index hit a 20-year low at the end of the first quarter.

   Interest rates: At both the January and March meetings, the U.S. Federal Reserve left the federal funds rate unchanged at the 41-year low of 1.25%. In mid-March, initial optimism for the Coalition Forces' success in Iraq resulted in a shift by investors to junk bonds and stocks marking the worst setback for the U.S. Treasury markets in 18 months. U.S. Treasury yields increased by 41 basis points from a 44-year low, incurring the biggest weekly increase in yield since November 2001. Toward the end of the quarter, uncertainty about the war led investors to take defensive positions, with the price of 10-year Treasury notes ending the quarter up 3.81%. In Europe, the European Central Bank cut interest rates by 0.25% in the beginning of March. The lowered interest rate coupled with weak global economic growth prospects resulted in the strengthening of European bond prices.

   Currencies: Perceptions of quick success in Iraq boosted the U.S. dollar versus many foreign currencies. However, concerns that the war would disrupt the U.S. economy strengthened the euro against the U.S. dollar. For the first time in three years the exchange rate between the euro and U.S. dollar reached $1.10. As a result, the U.S. dollar ended the quarter down against the euro and the Japanese yen. In Canada, the Bank of Canada increased its overnight interest rate in March in response to inflation concerns, resulting in the strengthening of the Canadian dollar.

   Energies: Price increases in the world oil markets at the beginning of the first quarter were fed by concerns of supply disruptions due to the conflict in Iraq, civil strife in Venezuela, anticipation of a Nigerian strike and tensions on the Korean peninsula. In mid-March, anticipation of a quick resolution of the war in Iraq coupled with the end of an extended cold snap in the northeastern United States led to a significant reversal in energy prices. However, at quarter-end, fears of the possibility of a prolonged war in Iraq and low supplies pushed energy futures prices higher despite the securing of Iraqi oil wells.

   Softs: Cocoa prices declined as a result of the continuing political stability in the Ivory Coast. Expectations for less rain in the U.S. plains states boosted wheat prices toward the end of the quarter and corn prices rose as a result of bullish prospective planting and stocks data released by U.S. Department of Agriculture. Soybean futures declined as a result of rain in key growing regions in Southern Argentina and weaker overseas prices.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns that the war in Iraq would disrupt the U.S. economy. Long Australian dollar, Canadian dollar and euro positions resulted in net gains.

   Grain (+): Bullish prospecting planting and stocks data released by the U.S. Department of Agriculture boosted corn prices and resulted in net gains for long corn positions.

   Interest rates (+): Concerns around the war in Iraq, poor performance in the equity markets and weak global economies strengthened European bond prices resulting in net gains for long positions.

   Metals (-): Gold declined from highs earlier in the year and long positions resulted in net losses.

   Indices (-): Long positions in the Mini S&P and Nasdaq resulted in net losses as global equity markets declined due to uncertainty about the Middle East and weak global economies.

   Energies (-): Short natural gas positions resulted in net losses as prices rose amid expectations of unseasonable cold weather in Northeastern U.S. and sharp drawdown of storage levels.

   Softs (-): Long cocoa positions resulted in net losses as the price of cocoa declined due to continued political stability in the Ivory Coast.

   Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned, as well as commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net asset levels were lower during the three months ended March 31, 2003 as compared to the corresponding period in the prior year, primarily due to redemptions.

   Interest income is earned on the equity balances held at PSI and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $17,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002. This decrease was primarily due to lower interest rates during the first quarter of 2003 as compared to the first quarter of 2002, as well as the decline in average net asset levels as discussed above.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $17,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002. This decrease was due to the decline in average net asset levels as discussed above and, to a lesser extent, the change in trading advisors as discussed further in Note A.

   Prior to January 31, 2003, all trading decisions were made by Bridgewater Associates, Inc. and Gamma Capital Management, LLC ('Gamma'). Gamma was terminated as a trading advisor to the Trust on January 31, 2003 and replaced with Graham Capital Management, L.P. on February 11, 2003.
Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $6,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002. This decrease was primarily due to the decline in average net asset levels as discussed above and, to a lesser extent, the change in trading advisors as discussed further in Note A.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. No incentive fees were paid during the three months ended March 31, 2003 or 2002.

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

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Trust or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other information--Gamma Capital Management, LLC was terminated as a trading advisor to the Trust on January 31, 2003 and replaced with Graham Capital Management, L.P. on February 11, 2003

Item 6. Exhibits and Reports on Form 8-K:

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: May 15, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

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

Date:  May 15, 2003                      /s/ Eleanor L. Thomas
                                         --------------------------------------
                                         Eleanor L. Thomas
                                         President (chief executive officer)
                                           of the managing owner of the Trust

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

Date:  May 15, 2003                    /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                         of the managing owner of the Trust