Form 10-Q
period 2003-06-30
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2003-08-14
CIK 1005006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                      $8,361,200      $8,527,359
Net unrealized gain (loss) on open futures contracts                      (170,772)         56,102
Net unrealized gain on open forward contracts                                6,968              --
Other receivable                                                             2,640           1,335
                                                                        ----------     ------------
Total assets                                                            $8,200,036      $8,584,796
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                     $  164,405      $   40,817
Accounts payable                                                               432              --
Management fees payable                                                     10,003           9,132
Incentive fees                                                               1,787              --
                                                                        ----------     ------------
Total liabilities                                                          176,627          49,949
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (85,188.905 and 96,797.855 interests outstanding)      7,943,128       8,449,304
General interests (861 and 980 interests outstanding)                       80,281          85,543
                                                                        ----------     ------------
Total trust capital                                                      8,023,409       8,534,847
                                                                        ----------     ------------
Total liabilities and trust capital                                     $8,200,036      $8,584,796
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $    93.24      $    87.29
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  June 30, 2003                     December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $ (146,652)                         $  (36,059)
  Interest rates                                                     --                             261,040
  Currencies                                                     14,962                              90,669
  Commodities                                                  (150,972)                            (36,719)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased              (3.52)%          (282,662)           3.27%            278,931
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                 120,048                               1,004
  Interest rates                                                     --                            (175,554)
  Currencies                                                     (8,033)                            (48,279)
  Commodities                                                      (125)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    1.39%            111,890           (2.61)           (222,829)
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                        (2.13)%        $ (170,772)           0.66%         $   56,102
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased:          0.16%         $   13,023           (0.04)%        $   (3,158)
Forward currency contracts sold:              (0.07)             (6,055)           0.04               3,158
                                             ------        --------------        ------        --------------
     Net unrealized gain on forward
     contracts                                 0.09%         $    6,968               0%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                0.06%         $    4,803           (1.03)%        $  (87,605)
  Canadian dollar                              0.18              14,841           (0.42)            (36,264)
  Euro                                        (1.67)           (134,351)           1.58             134,838
  Hong Kong dollar                             0.02               1,898              --                  --
  Japanese yen                                 0.41              32,899           (0.21)            (17,576)
  Australian dollar                            0.75              60,507            0.03               2,770
  Swiss franc                                  0.00                 185            0.20              16,844
  Swedish krona                                  --                  --            0.00                (164)
  U.S. dollar                                 (1.88)           (151,554)           0.51              43,259
                                             ------        --------------        ------        --------------
     Total                                    (2.13)%        $ (170,772)           0.66%         $   56,102
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  Swiss franc                                  0.09%         $    6,968              --%         $       --
  U.S. dollar                                    --                  --            0.00                   0
                                             ------        --------------        ------        --------------
     Total                                     0.09%         $    6,968            0.00%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended             Three months ended
                                                      June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 2003           2002           2003           2002
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                                $1,095,451     $  886,484     $  679,295     $  911,324
Change in net unrealized gain/loss on open
  commodity positions                           (219,906)       533,198        (66,443)       263,493
Interest income                                   55,050         91,331         27,172         46,019
                                              ----------     ----------     ----------     ----------
                                                 930,595      1,511,013        640,024      1,220,836
                                              ----------     ----------     ----------     ----------
EXPENSES
Commissions                                      306,041        343,051        151,614        171,303
Management fees                                   55,772         62,517         30,468         31,253
Incentive fees                                     1,787             --          1,787             --
                                              ----------     ----------     ----------     ----------
                                                 363,600        405,568        183,869        202,556
                                              ----------     ----------     ----------     ----------
Net income                                    $  566,995     $1,105,445     $  456,155     $1,018,280
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Limited interests                             $  561,314     $1,094,384     $  451,590     $1,008,092
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General interests                             $    5,681     $   11,061     $    4,565     $   10,188
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
NET INCOME PER WEIGHTED AVERAGE LIMITED
  AND GENERAL INTERESTS
Net income per weighted average limited
  and general interests                       $     6.22     $     9.93     $     5.18     $     9.37
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Weighted average number of limited and
  general interests outstanding                   91,146        111,277         88,113        108,708
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                              INTERESTS       INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               97,777.855     $8,449,304      $85,543      $8,534,847
Net income                                                       561,314        5,681         566,995
Redemptions                                   (11,727.950)    (1,067,490)     (10,943)     (1,078,433)
                                             ------------     ----------     ---------     ----------
Trust capital--June 30, 2003                   86,049.905     $7,943,128      $80,281      $8,023,409
                                             ------------     ----------     ---------     ----------
                                             ------------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of June 30, 2003 and December 31, 2002 and the results of its operations for the six and three months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of Prudential Securities Incorporated ('PSI'), but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI (which were renamed Prudential Equity Group, Inc. upon closing), closed July 1, 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly owned subsidiaries of Prudential.

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

B. Related Parties

   The Managing Owner is a wholly-owned subsidiary of Prudential Equity Group, Inc. ('PEG'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates bear the costs of these services, as well as the Trust's routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

   The costs charged to the Trust for brokerage services for the six months ended June 30, 2003 and 2002 were $306,041 and $343,051, respectively, and for the three months ended June 30, 2003 and 2002 were $151,614 and $171,303, respectively.

   The Trust's assets are maintained either in trading or cash accounts at PEG or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PEG credits the Trust monthly with 80% of the interest it earns on the average net assets in the Trust's accounts and retains the remaining 20%.

   The Trust, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PEG. PEG then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PEG and the Trust pursuant to a line of credit. PEG may require that collateral be posted against the marked-to-market position of the Trust.

   As of June 30, 2003, a non-U.S. affiliate of the Managing Owner owned 116.497 limited interests of the Trust.

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

Credit Risk

   When entering into futures and forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if the Trust enters into forward transactions, the sole counterparty is PEG, the Trust's commodity broker. The Trust has entered into a master netting agreement with PEG and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the Trust's contracts may result in greater loss than nonperformance on all of the Trust's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

   PEG, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At June 30, 2003, such segregated assets totalled $2,611,983.
Part 30.7 of the CFTC regulations also requires PEG to secure assets of the Trust related to foreign futures trading, which totalled $5,578,445 at June 30, 2003. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2003, substantially all of the Trust's open futures contracts and forward contracts mature within one year.

D. Financial Highlights

                                                      For the Six Months      For the Three Months
                                                        ended June 30,           ended June 30,
                                                      ------------------      ---------------------
                                                       2003        2002         2003          2002
                                                      ------      ------      ---------      ------
Performance per Interest
  Net asset value, beginning of period                $87.29      $82.31       $ 88.16       $83.13
                                                      ------      ------      ---------      ------
  Net realized gain and change in net unrealized
     gain/loss on commodity transactions                9.31       13.14          6.85        10.94
  Interest income                                        .60         .82           .31          .42
  Expenses                                             (3.96)      (3.64)        (2.08)       (1.86)
                                                      ------      ------      ---------      ------
  Increase for the period                               5.95       10.32          5.08         9.50
                                                      ------      ------      ---------      ------
  Net asset value, end of period                      $93.24      $92.63       $ 93.24       $92.63
                                                      ------      ------      ---------      ------
                                                      ------      ------      ---------      ------
Total return                                            6.82%      12.54%         5.76%       11.43%
Ratio to average net assets (annualized)
  Interest income                                       1.33%       1.95%         1.35%        1.93%
  Expenses, including 0.04% and 0.09% of
     Incentive fees for the six months and three
     months, respectively, ended June 30, 2003          8.76%       8.68%         9.11%        8.64%

      These financial highlights represent the overall results of the Trust for the six and three months ended June 30, 2003 and 2002. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the six and three months ended June 30, 2003 were $1,067,490 and $333,570, respectively. Redemptions of general interests for the six and three months ended June 30, 2003 were $10,943 and $3,359, respectively. Redemptions of limited and general interests from May 1, 1996 (commencement of operations) to June 30, 2003 were $54,393,197 and $437,956, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2003, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust was held in cash, which was used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PEG credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Results of Operations

   The net asset value per Interest as of June 30, 2003 was $93.24, an increase of 6.82% from the December 31, 2002 net asset value per Interest of $87.29, and an increase of 5.76% from the March 31, 2003 net asset value per Interest of $88.16. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains before commissions and related fees were $876,000 and $613,000 during the six and three months ended June 30, 2003, compared to trading gains of $1,420,000 and $1,175,000 for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   In the U.S., the beginning of the second quarter of 2003 saw few signs of relief from a sluggish economy with a growth rate of 2.4 percent. Nominal GDP continued to trend downward in hand with falling consumer and producer prices and interest rates. Concerns about the slump in American telecom and internet industries, accounting fraud and the largest budget deficit the U.S. has ever faced have hampered investments in the U.S. Despite resolution to the war in Iraq, consumer and business confidence remained tepid. Companies desiring to improve profits remained unwilling to make big capital spending commitments or increase their workforces and inventories. Orders to U.S. factories for big-ticket items and production figures fell in April. In June, the unemployment rate jumped to a nine-year high of 6.4 percent. Payroll slashes in manufacturing and information industries generated the greatest job losses. As companies attempted to do more with leaner workforces, overall productivity rose and provided support for household income. The rise in income, combined with low interest rates, reduced taxes, and availability of substantial home equity spurred gains in consumer spending and increased sales of new homes. Toward the end of the quarter, manufacturing rose slightly, but still indicated that the sector shrank for the fourth straight month. Meanwhile, new orders for durable goods, machinery, automobiles, electrical equipment, home supplies and computers increased, reversing previous downward trends.

   Global economies remained weak in the second quarter of 2003 and were further hampered by the decline of the U.S. dollar which made overseas goods more expensive, thus curtailing demand. In May, Germany, Italy and the Netherlands reported an unexpected contraction in their economies during the first three months of the year with Germany and Netherlands experiencing a second quarter of negative growth. The European Union stated that overall economic growth had stalled and consequently, applied pressure on the central banks to ease interest rates. Business investment dropped sharply while domestic demand remained bleak. The Japanese economy continued to stumble as other Asian economies began to recover from the effects of the SARS outbreak. Furthermore, fears of deflation loomed over already troubled global economies.

   Indices: Despite economic data indicating the worst is not yet over, global equity markets surged in the second quarter of 2003. Spurred by the easing of geopolitical tensions, massive short covering, excess liquidity, some positive first quarter earnings reports, and optimism that economic recovery is near, investors flocked toward equities. A rally in Japanese stocks was fueled primarily by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June. The Japanese Nikkei, London FTSE, Dow Jones Industrial Average, NASDAQ and S&P 500 all ended the quarter higher.

   Interest rates: Fixed income markets in May witnessed a drop in interest rates of developed countries due to the U.S. Federal Reserve (the 'Fed') deflation talk as well as institutions and hedge funds borrowing to purchase longer maturities, possible Fed purchases of longer maturities, hedging by mortgage investors as rates fell, and central banks buying dollars and investing in Treasuries. The decline in interest rates led to gains in German, Japanese, U.S. Treasury and Eurodollar bond prices. In June, the market reacted with disappointment to the Fed's quarter point cut in short-term interest rates and as a result, intermediate and long-term rates rose. Investors in Japan moved capital into the equity markets at the expense of U.S. Treasury and Japanese bonds. Concern about deteriorating public finances in most large economies and a renewed interest in equities in hopes of an economic recovery resulted in falling bond prices through the quarter and the subsequent rising of long-term rates.

   Currencies: In the foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies during the quarter. Investors shifted their focus from the war in Iraq to concerns about U.S. economic health with its widening current account deficit and lower relative interest rate resulting in the dollar's three-year low against the Canadian and Australian dollar and four-year low against the Euro. The reversal of the U.S.'s strong dollar policy by Treasury Secretary Snow led to a further sell off of the greenback leading to a 4.5-year low against the Swiss franc.

   Energies: Energy price declines began in March and continued as the war in Iraq became inevitable. Because supplies were secured and unthreatened by the war, the prices of crude oil, unleaded gasoline and London gas oil were down in April of 2003. Natural gas prices were largely unaffected by events in the

Middle East, Nigeria and Venezuela. In order to stave off the declining prices and correct an oversupply as crude demand reached a seasonal low, OPEC members agreed to cut current output by seven percent in April. Toward the end of the quarter, energy prices, in general, were higher due to Nigeria's general worker's strike, low U.S. oil inventory levels and expectations of U.S. economic growth.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns of a weak U.S. economy. Canadian and Australian dollar and euro strengthened this quarter resulting in net gains for long Canadian dollar, Australian dollar and euro positions.

   Indices (+): Long positions in the mini S&P, S&P 500 and U.S. dollar indices led to net gains as U.S. equity markets rose throughout the quarter.

   Energies (-): Nigeria's general worker's strike, low U.S. oil inventory levels and expectation of economic growth led to rising energy prices toward the end of the quarter. Short positions in natural gas and light crude oil resulted in net losses.

   Metals (-): Declines in manufacturing resulted in falling base metal prices. Long positions in copper, aluminum and nickel resulted in net losses.

   Grains (-): Corn and wheat prices continued to decline due to ideal weather conditions and a strong harvest resulting in net losses for long positions.

   Interest rates (-): Weak global economies, fears of deflation and renewed interest in equities resulted in falling global bond prices. Long U.S. Treasury, British and European bond positions led to net losses.

   Softs (-): Net losses in short cotton positions resulted from unfavorable weather conditions and high volatility in cotton markets.

   Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned, as well as commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net asset levels were lower during the six and three months ended June 27, 2003 as compared to the corresponding periods in the prior year, primarily due to redemptions offset in part by favorable trading performance in 2003.

   Interest income is earned on the equity balances held at PEG and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $36,000 and $19,000 for the six and three months ended June 30, 2003 as compared to the corresponding periods in 2002. This decrease was primarily due to lower interest rates during 2003 as compared to 2002, as well as the decline in average net asset levels as discussed above.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $37,000 and $20,000 for the six and three months ended June 30, 2003 as compared to the corresponding periods in 2002. This decrease was due to the decline in average net asset levels as discussed above and, to a lesser extent, the change in trading advisors as discussed further in Note A.

   Prior to January 31, 2003 all trading decisions were made by Bridgewater Associates, Inc. and Gamma Capital Management, LLC ('Gamma'). Gamma was terminated as a trading advisor to the Trust on January 31, 2003 and replaced with Graham Capital Management, L.P. on February 11, 2003. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $7,000 and $1,000 for the six and three months ended June 30, 2003 as compared to the corresponding periods in 2002. This decrease was due to the decline in average net asset levels as discussed above and, to a lesser extent, the change in trading advisors as discussed further in Note A.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. Incentive fees of $2,000 were incurred during the six and three months ended June 30, 2003. No incentive fees were incurred during the six and three months ended June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that the Trust's disclosure controls and procedures are effective.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Trust or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other information--Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer and Treasurer replacing Steven Weinreb.

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

            4.3--Request for Redemption (incorporated by reference to
                 Exhibit 4.3 to the Trust's Registration Statement on Form S-1, File No. 33-80443)

           31.1--Certification pursuant to Exchange Act Rules 13a-14 and
                 15d-14 (filed herewith)

           31.2--Certification pursuant to Exchange Act Rules 13a-14 and
                 15d-14 (filed herewith)

           32.1--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

           32.2--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: August 14, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer