Form 10-Q
period 2003-09-30
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2003-11-14
CIK 1005006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-23885

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                              13-7075398
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
or organization)                               No.)

One New York Plaza, 13th Floor, New York, New York        10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $ 7,643,026       $8,527,359
Net unrealized gain on open futures contracts                              120,291           56,102
Other receivable                                                             2,871            1,335
                                                                      -------------     ------------
Total assets                                                           $ 7,766,188       $8,584,796
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Net unrealized loss on open forward contracts                          $     6,501       $       --
Redemptions payable                                                         85,869           40,817
Accounts payable                                                               306               --
Management fees payable                                                      9,453            9,132
Incentive fees                                                               1,787               --
                                                                      -------------     ------------
Total liabilities                                                          103,916           49,949
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (82,615.534 and 96,797.855 interests
  outstanding)                                                           7,589,298        8,449,304
General interests (794.373 and 980 interests outstanding)                   72,974           85,543
                                                                      -------------     ------------
Total trust capital                                                      7,662,272        8,534,847
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 7,766,188       $8,584,796
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     91.86       $    87.29
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 30, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $  (73,461)                         $  (36,059)
  Interest rates                                                211,275                             261,040
  Currencies                                                    283,174                              90,669
  Commodities                                                    66,676                             (36,719)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       6.36%            487,664            3.27%            278,931
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                   7,257                               1,004
  Interest rates                                               (311,725)                           (175,554)
  Currencies                                                    (22,460)                            (48,279)
  Commodities                                                   (40,444)
                                                           --------------                      --------------
     Net unrealized loss on futures
     contracts sold                           (4.79)%          (367,372)          (2.61)           (222,829)
                                             ------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                 1.57%         $  120,292            0.66%         $   56,102
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased:          0.05%         $    3,646           (0.04)%        $   (3,158)
Forward currency contracts sold:              (0.13)            (10,147)           0.04               3,158
                                             ------        --------------        ------        --------------
     Net unrealized loss on forward
     contracts                                (0.08)%        $   (6,501)              0%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.59)%        $  (45,304)          (1.03)%        $  (87,605)
  Canadian dollar                              0.51              39,214           (0.42)            (36,264)
  Euro                                         1.06              81,310            1.58             134,838
  Japanese yen                                (0.31)            (24,028)          (0.21)            (17,576)
  Australian dollar                           (0.23)            (17,931)           0.03               2,770
  Swiss franc                                  0.07               5,605            0.20              16,844
  Swedish krona                                0.01                 955            0.00                (164)
  U.S. dollar                                  1.04              80,471            0.51              43,259
                                             ------        --------------        ------        --------------
     Total                                     1.57%         $  120,292            0.66%         $   56,102
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  Swiss franc                                 (0.08)%        $   (6,237)             --%         $       --
  Canadian dollar                             (0.07)%            (5,323)             --                  --
  U.S. dollar                                  0.07               5,059            0.00                   0
                                             ------        --------------        ------        --------------
     Total                                    (0.08)%        $   (6,501)           0.00%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months ended          Three months ended
                                                       September 30,               September 30,
                                                   ----------------------     -----------------------
                                                     2003         2002          2003          2002
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                     $855,718     $ 791,988     $(239,733)    $ (94,496)
Change in net unrealized gain/loss on open
  commodity positions                                57,689      (165,594)      277,595      (698,792)
Interest income                                      78,376       133,269        23,326        41,938
                                                   --------     ---------     ---------     ---------
                                                    991,783       759,663        61,188      (751,350)
                                                   --------     ---------     ---------     ---------
EXPENSES
Commissions                                         454,837       517,316       148,796       174,265
Management fees                                      84,657        91,800        28,885        29,283
Incentive fees                                        1,787            --            --            --
                                                   --------     ---------     ---------     ---------
                                                    541,281       609,116       177,681       203,548
                                                   --------     ---------     ---------     ---------
Net income (loss)                                  $450,502     $ 150,547     $(116,493)    $(954,898)
                                                   --------     ---------     ---------     ---------
                                                   --------     ---------     ---------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                  $445,986     $ 149,043     $(115,328)    $(945,341)
                                                   --------     ---------     ---------     ---------
                                                   --------     ---------     ---------     ---------
General interests                                  $  4,516     $   1,504     $  (1,165)    $  (9,557)
                                                   --------     ---------     ---------     ---------
                                                   --------     ---------     ---------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
  AND GENERAL INTERESTS
Net income (loss) per weighted average limited
  and general interests                            $   5.11     $    1.38     $   (1.38)    $   (9.21)
                                                   --------     ---------     ---------     ---------
                                                   --------     ---------     ---------     ---------
Weighted average number of limited and general
  interests outstanding                              88,134       108,751        84,320       103,700
                                                   --------     ---------     ---------     ---------
                                                   --------     ---------     ---------     ---------
-----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                                LIMITED        GENERAL
                                              INTERESTS        INTERESTS      INTERESTS        TOTAL
-------------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               97,777.855     $ 8,449,304     $ 85,543      $ 8,534,847
Net income                                                        445,986        4,516          450,502
Redemptions                                   (14,367.948)     (1,305,992)     (17,085 )     (1,323,077)
                                             ------------     -----------     ---------     -----------
Trust capital--September 30, 2003              83,409.907     $ 7,589,298     $ 72,974      $ 7,662,272
                                             ------------     -----------     ---------     -----------
                                             ------------     -----------     ---------     -----------

-------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements.

                     PRUDENTIAL SECURITIES STRATEGIC TRUST
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the 'Trust') as of September 30, 2003 and December 31, 2002 and the results of its operations for the nine and three months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The Managing Owner also remains an indirectly wholly-owned subsidiary of Prudential.

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

B. Related Parties

   The Managing Owner is a wholly-owned subsidiary of PEG, which, in turn, is an indirect wholly-owned subsidiary of Prudential. The Managing Owner or its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates bear the costs of these services, as well as the Trust's routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

   The costs charged to the Trust for brokerage services for the nine months ended September 30, 2003 and 2002 were $454,837 and $517,316, respectively, and for the three months ended September 30, 2003 and 2002 were $148,796 and $174,265, respectively.

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

   As of September 30, 2003, a non-U.S. affiliate of the Managing Owner owned
116.497 limited interests of the Trust.

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

   PEG, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At September 30, 2003, such segregated assets totalled $2,406,005. Part 30.7 of the CFTC regulations also requires PEG to secure assets of the Trust related to foreign futures trading, which totalled $5,357,312 at September 30, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2003, substantially all of the Trust's open futures contracts and forward contracts mature within one year.

D. Financial Highlights

                                                    For the Nine Months       For the Three Months
                                                    ended September 30,        ended September 30,
                                                   ---------------------      ---------------------
                                                     2003          2002         2003          2002
                                                   ---------      ------      ---------      ------
Performance per Interest
  Net asset value, beginning of period              $ 87.29       $82.31       $ 93.24       $92.63
                                                   ---------      ------      ---------      ------
  Net realized gain (loss) and change in net
     unrealized gain/loss on commodity
     transactions                                      9.74         5.44           .43        (7.70)
  Interest income                                       .87         1.23           .27          .41
  Expenses                                            (6.04)       (5.61)        (2.08)       (1.97)
                                                   ---------      ------      ---------      ------
  Increase (decrease) for the period                   4.57         1.06         (1.38)       (9.26)
                                                   ---------      ------      ---------      ------
  Net asset value, end of period                    $ 91.86       $83.37       $ 91.86       $83.37
                                                   ---------      ------      ---------      ------
                                                   ---------      ------      ---------      ------
Total return                                           5.24%        1.29%        (1.48)%     (10.00)%
Ratio to average net assets (annualized)
  Interest income                                      1.28%        1.92%         1.19%        1.82%
  Expenses, including 0.03% of Incentive fees
     for the nine months ended September 30,
     2003                                              8.85%        8.79%         9.03%        8.85%

      These financial highlights represent the overall results of the Trust for the nine and three months ended September 30, 2003 and 2002. An individual limited owner's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the nine and three months ended September 30, 2003 were $1,305,992 and $238,502, respectively. Redemptions of general interests for the nine and three months ended September 30, 2003 were $17,085 and $6,142, respectively. Redemptions of limited and general interests from May 1, 1996 (commencement of operations) to September 30, 2003 were $54,631,699 and $444,098, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 30, 2003, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets of the Trust was held in cash, which was used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PEG credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Results of Operations

   The net asset value per Interest as of September 30, 2003 was $91.86, an increase of 5.24% from the December 31, 2002 net asset value per Interest of $87.29, and a decrease of 1.48% from the June 30, 2003 net asset value per Interest of $93.24. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains before commissions and related fees were $913,000 and $38,000 during the nine and three months ended September 30, 2003, compared to trading gains (losses) of $626,000 and $(793,000) for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to affect the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices lower, reaching four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Interest Rates (-): As a result of improved world growth, global bond prices declined in every major developed bond market. Long European and U.S. Treasury bond positions resulted in net losses.

   Energies (-): OPEC's announcement to cut production caused a significant rally in energy prices. Short light crude and gas oil positions led to net losses. An increase in storage in June as well as a relatively cool summer led to a decline in natural gas prices and net losses for long positions.

   Grains (-): Short corn and wheat positions resulted in net losses as drought conditions drove prices upward.

   Softs (-): High volatility in the softs markets led to net losses in sugar positions.

   Currencies (+): The strengthening of the Japanese yen due to the growing Japanese economy led to net gains for long yen positions.

   Metals (+): Investors looking to hedge against inflation drove the price of gold to a seven-year high. Long gold positions resulted in net gains.

   Indices (+): Long Japanese Topix, Japanese Nikkei Dow and NASDAQ index positions resulted in net gains as U.S. and major global stock markets rose for the second consecutive quarter.

   Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned, as well as commissions and management fees incurred by the Trust, which are largely based on the level of net assets. The Trust's average net asset levels were lower during the nine and three months ended September 30, 2003 as compared to the corresponding periods in the prior year, primarily due to redemptions offset in part by favorable trading performance during the nine months in 2003.

   Interest income is earned on the equity balances held at PEG and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by $54,000 and $19,000 for the nine and three months ended September 30, 2003 as compared to the corresponding periods in 2002. This decrease was primarily due to lower interest rates during 2003 as compared to 2002, as well as the decline in average net asset levels as discussed above.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $62,000 and $25,000 for the nine and three months ended September 30, 2003 as compared to the corresponding periods in 2002. This decrease was due to the decline in average net asset levels as discussed above and, to a lesser extent, the change in trading advisors as discussed further in Note A.

   Prior to January 31, 2003 all trading decisions were made by Bridgewater Associates, Inc. and Gamma Capital Management, LLC ('Gamma'). Gamma was terminated as a trading advisor to the Trust on January 31, 2003 and replaced with Graham Capital Management, L.P. on February 11, 2003. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $7,000 and less than $500 for the nine and three months ended September 30, 2003 as compared to the corresponding periods in 2002. This decrease was due to the decline in average net asset levels as discussed above and, to a lesser extent, the change in trading advisors as discussed further in Note A.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. Incentive fees of $2,000 were incurred during the nine months ended September 30, 2003. No incentive fees were incurred during the three months ended September 30, 2003 and the nine and three months ended June 30, 2002.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Ronald J. Ivans                      Date: November 14, 2003
    ----------------------------------------
    Ronald J. Ivans
    Chief Financial Officer