Form 10-K
period 2003-12-31
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2004-03-29
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                   to

Commission file number 0-23885

PRUDENTIAL SECURITIES STRATEGIC TRUST

(Exact name of registrant as specified in its charter)

Delaware	13-7075398

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One New York Plaza, 13th Floor, New York, New York	10292

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 778-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Interests

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [Ö]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes       No  Ö

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Interest holders for the year ended December 31, 2003 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

Index to exhibits can be found on pages 9 and 10.

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

PART I

Item 1.  Business

General

Prudential Securities Strategic Trust, formerly known as Willowbridge Strategic Trust, (the “Registrant” or the “Trust”) was organized under the Delaware Statutory Trust Act on October 16, 1995 and commenced trading operations on May 1, 1996. The Registrant will terminate on December 31, 2015 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Registrant was formed to engage in the speculative trading of commodity futures, forward and options contracts. The trustee of the Registrant is Wilmington Trust Company.

On May 1, 1996, the Registrant completed its initial offering with gross proceeds of $12,686,200 from the sale of 125,352 limited interests and 1,510 general interests (collectively, the “Interests”). General interests were sold exclusively to the managing owner. Additional Interests were offered monthly at the then current net asset value per Interest until the continuous offering period expired on January 31, 1998. Additional contributions raised during the continuous offering period resulted in additional proceeds to the Registrant of $51,242,700.

The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Trust and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirectly wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association.

Managing Owner and its Affiliates

Prudential Securities Futures Management Inc. (the “Managing Owner”) is a wholly-owned subsidiary of PEG.

The Managing Owner is required to maintain at least a 1% interest in the Registrant so long as it is acting as the Managing Owner.

The Trading Managers

At inception of the Registrant’s trading activities, Willowbridge Associates Inc. (“Willowbridge”) made all the Registrant’s commodity trading decisions. During July 1998, Willowbridge ceased trading approximately 50% of the Registrant’s assets and, during August 1998, these assets were reallocated to Bridgewater Associates, Inc. (“Bridgewater”). As of February 15, 2000, Willowbridge ceased to serve as a trading manager to the Registrant when the remaining assets allocated to Willowbridge, after adjusting for redemptions, declined by greater than in 33 1/3% from their balance at the beginning of the year. On July 5, 2000, these assets were reallocated to Gamma Capital Management, LLC (“Gamma”). As of January 31,

2003 Gamma was terminated as a trading manager to the Trust. On February 14, 2003 the Managing Owner and the Trust entered into an advisory agreement with Graham Capital Management, LP (“Graham”) to manage a portion of the Trust’s assets. Pursuant to the advisory agreement, Graham is to be paid a monthly management fee equal to  1/6 of 1% (approximately 2% annually) and an incentive fee of 20% of the “New High Net Trading Profits” on the portion of Trust assets allocated to Graham, the same as was paid to Gamma. Graham does not have to recoup Gamma’s cumulative trading losses before earning any incentive fees. As a result of the changes in the Registrant’s independent commodity trading managers as discussed above, during a majority of July and August 1998, February 16, 2000 through July 4, 2000, as well as from February 1, 2003 through February 13, 2003, a portion of the Registrant’s assets were not allocated to commodities trading and, as a result, were not subject to management fees and commissions. The monthly management fees paid on traded assets and the quarterly incentive fees paid on “New High Net Trading Profits” (as defined in each advisory agreement among the Registrant, managing owner and each trading manager) to each trading manager are as follows:

Trading Manager	Monthly Management Fee	Quarterly Incentive Fee
Bridgewater	.9756% annually of traded assets	20% of New High Net Trading Profits
Gamma	2% annually of traded assets	20% of New High Net Trading Profits
Graham	2% annually of traded assets	20% of New High Net Trading Profits

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement, as further discussed in Notes A, C and D to the Registrant’s financial statements included in its annual report to limited owners for the year ended December 31, 2003 (the “Registrant’s 2003 Annual Report”), which is filed as an exhibit hereto.

Item 2.  Properties

The Registrant does not own or lease any property.

Item 3.  Legal Proceedings

There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 4.  Submission of Matters to a Vote of Interest Holders

None

PART II

Item 5.  Market for the Registrant’s Interests and Related Interest Holder Matters

Information with respect to the offering of Interests is incorporated by reference to Note A to the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto.

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

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of March 18, 2004, there were 569 holders of record owning 77,107.669 Interests, which includes 772 general interests.

Item 6.  Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 11 of the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Total revenues (including interest)	$2,074,858	$1,340,965	$46,410	$(8,117,221)	$5,074,264

Net income (loss)	$1,345,782	$543,531	$(905,292)	$(9,583,128)	$847,120

Net income (loss) per weighted average Interest	$15.44	$5.11	$(6.96)	$(47.34)	$2.62

Total assets	$8,246,373	$8,584,796	$9,569,029	$13,316,792	$35,330,685

Net asset value per Interest	$102.72	$87.29	$82.31	$88.28	$127.96

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 13 through 17 of the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 11 of the Registrant’s 2003. Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

2003:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues (including interest)	$290,572	$640,024	$61,188	$1,083,074

Total Revenues (including interest) less commissions	$136,145	$488,410	$(87,608)	$934,295

Net income (loss)	$110,841	$456,155	$(116,493)	$895,279

Net income (loss) per weighted average Interest	$1.16	$5.18	$(1.38)	$11.11

2002:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues (including interest)	$290,177	$1,220,836	$(751,350)	$581,302

Total Revenues (including interest) less commissions	$118,429	$1,049,533	$(925,615)	$420,943

Net income (loss)	$87,165	$1,018,280	$(954,898)	$392,984

Net income (loss) per weighted average Interest	$0.77	$9.37	$(9.21)	$3.97

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

The Managing Owner’s directors and executive officers and any person holding more than 10% of the Registrant’s Interest (“Ten Percent Owners”) are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

The directors and executive officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Name	Position
Alex H. Ladouceur	Chairman of the Board of Directors and Director

Brian J. Martin	President and Director

Ronald J. Ivans	Treasurer, Chief Financial Officer and Director

Guy S. Scarpaci	Director

Richard H. Hulit	Senior Vice President and Director

Thomas T. Bales	Vice President

ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. (“Seaport Futures”), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined Prudential in August 2001 and is an Executive Vice President and Head of the Global Derivatives Division. He is responsible for all operating activities of Prudential’s Global Derivatives Division including sales and trading, foreign exchange, base and precious metals, and the trading floors. Mr. Ladouceur joined Prudential from Credit Lyonnais Rouse Ltd. (“CLR”), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products.

BRIAN J. MARTIN, born 1950, was elected President and Director of the Managing Owner in February 2004. He is also a Senior Vice President of Prudential’s Global Derivatives Division. Mr. Martin is Director of Alternative Investment Strategies responsible for all proprietary managed futures funds. He also serves in various capacities for certain other affiliated companies. Mr. Martin joined Prudential in 1980 and is a member of the Pennsylvania Bar.

RONALD J. IVANS, born 1954, has been the Treasurer, Chief Financial Officer and Director of the Managing Owner since May 2003. Mr. Ivans is also a Senior Vice President of Prudential’s Global Derivatives Division, with responsibility for finance and control. Mr. Ivans worked as an auditor at Arthur Andersen from 1976 to 1978, and in the area of corporate financial reporting with CBS, Inc. from 1978 to 1980. From 1980 to 1986, Mr. Ivans was with Golodetz Trading Corp. as a controller, whereafter he joined Credit Lyonnais Rouse USA, Ltd as an Executive Vice President with responsibilities for finance until 2001. Mr. Ivans is a certified public accountant. Mr. Ivans serves as “audit committee financial expert” (as defined in Section 401(h) of SEC Regulation S-K) for the Board of Directors of PSFMI. Mr. Ivans is not independent of the Registrant’s management; however, as no significant secondary market for Interests in the Registrant has developed, there is no independence requirement applicable to the Board of Directors of PSFMI.

RICHARD H. HULIT, born 1956, has been a Senior Vice President and Director of the Managing Owner since May 2003. Mr. Hulit is also a Senior Vice President and Chief Administrative Officer of Prudential’s Global Derivatives Division. From 1989 to 2000, Mr. Hulit was with Merrill Lynch in Treasury and management positions. From 1982 until 1989, Mr. Hulit was employed by various manufacturing companies as a financial officer.

GUY S. SCARPACI, born 1947, has been a Director of the Managing Owner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of Seaport Futures since May 1989. Mr. Scarpaci was first affiliated with the Managing Owner in July 1987. Mr. Scarpaci has been employed by Prudential in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives Division.

THOMAS T. BALES, born 1959, is a Vice President of the Managing Owner. Mr. Bales is also a Senior Vice President and Chief Administrative Officer—Proprietary and OTC Trading in Prudential’s Global Derivatives Division, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives Division, Mr. Bales served as in-house counsel in the Law Department of PEG from October 1987 through May 1996. Mr. Bales joined Prudential in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of the Managing Owner as Chief Financial Officer and Treasurer replacing Steven Weinreb.

Effective May 2003, Richard H. Hulit was elected by the Board of Directors of the Managing Owner as Senior Vice President replacing Tamara B. Wright.

Effective February 2004, Brian J. Martin was elected by the Board of Directors of the Managing Owner as President replacing Eleanor L. Thomas.

The Managing Owner has adopted a code of ethics, which is posted on Prudential’s website at www.investor.prudential.com. Any amendments and any waiver under this code of ethics granted to any of the Managing Owner’s directors or executive officers will be on that website. In addition, the Managing Owner’s chief executive officer and chief financial officer, as well as its directors and other employees are also subject to a broader code of conduct, known as Making the Right Choices, which has been adopted by the Managing Owner’s corporate parent.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 18, 2004, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

As of March 18, 2004, no director or executive officer of the Managing Owner owns directly or beneficially any of the interests issued by the Registrant.

As of March 18, 2004, no owners of interests beneficially own more than five percent (5%) of the limited interests issued by the Registrant.

Item 13.  Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes A, C and D to the financial statements in the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14.  Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totalled approximately $32,000 in 2003 and approximately $30,000 in 2002, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services, including tax compliance and tax advice totalled approximately $21,000 in both 2003 and in 2002.

We have been advised by PricewaterhouseCoopers LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PEG or its affiliates have paid and will continue to pay the audit and tax fees as well as all the administrative costs incurred by the Registrant, as further discussed in Notes C and D of the Registrant’s 2003 Annual Report.

PART IV

			Annual Report Page Number
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements and Report of Independent Auditors—incorporated by reference to the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto

		Report of Independent Auditors	2

		Financial Statements:

		Statements of Financial Condition—December 31, 2003 and 2002	3

		Condensed Schedules of Investments—December 31, 2003 and 2002	4

		Statements of Operations—Three years ended December 31, 2003	5

		Statements of Changes in Trust Capital—Three years ended December 31, 2003	5

		Notes to Financial Statements	6

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

	3.	Exhibits

	3.1 and 4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of January 31, 1996 (incorporated by reference to Exhibits 3.1 and 4.1 of Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	4.2	Subscription Agreement (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	4.3	Request for Redemption (incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	10.1	Form of Escrow Agreement among the Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated and The Bank of New York (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	10.2	Brokerage Agreement between the Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	10.3	Advisory Agreement, among the Registrant, Prudential Securities Futures Management Inc. and Willowbridge Associates Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	10.4	Representation Agreement Concerning the Registration Statement and the Prospectus among the Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated, Wilmington Trust Company and Willowbridge Associates Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	10.5	Net Worth Agreement between Prudential Securities Futures Management Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	10.6	Secured Demand Note between Prudential Securities Group Inc. and Prudential Securities Futures Management Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	10.7	Secured Demand Note Collateral Agreement between Prudential Securities Futures Management Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

	10.8	Form of Foreign Currency Addendum to Brokerage Agreement between the Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1996)

	10.9	Advisory Agreement dated August 25, 1998 among the Registrant, Prudential Securities Futures Management Inc. and Bridgewater Associates, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1998)

	10.10	Form of Advisory Agreement dated June 30, 2000 among the Registrant, Prudential Securities Futures Management Inc. and Gamma Capital Management, LLC (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000)

	10.11	Form of Advisory Agreement dated February 11, 2003 among the Registrant, Prudential Securities Futures Management, Inc. and Graham Capital Management, LP (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.)

	10.12	Service Agreement among the Registrant, Prudential Securities Futures Management, Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (filed herewith)

	13.1	Registrant’s 2003 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2003 Annual Report is to be deemed filed as part of this report) (filed herewith)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(b)		Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Securities Strategic Trust

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: March 29, 2004

Ronald J. Ivans Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Alex H. Ladouceur	Date: March 29, 2004

Alex H. Ladouceur Chairman of the Board of Directors and Director

	By: /s/ Brian J. Martin	Date: March 29, 2004

Brian J. Martin President and Director

	By: /s/ Ronald J. Ivans	Date: March 29, 2004

Ronald J. Ivans Treasurer and Chief Financial Officer (chief accounting officer)

	By: /s/ Richard H. Hulit	Date: March 29, 2004

Richard H. Hulit Senior Vice President and Director

	By: /s/ Guy S. Scarpaci	Date: March 29, 2004

Guy S. Scarpaci Director