Form 10-Q
period 2004-06-30
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2004-08-13
CIK 1005006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$7,228,065	$7,969,620

Net unrealized gain on open futures contracts	1,182	274,531

Net unrealized gain on open forward contracts	647	—

Other receivables	1,270	2,222

Total assets	7,231,164	8,246,373

LIABILITIES AND TRUST CAPITAL

Liabilities

Redemptions payable	$63,963	$86,425

Incentive fees payable	—	9,826

Management fees payable	8,497	9,868

Accounts payable	1,651	191

Net unrealized loss on open forward contracts	—	416

Total liabilities	74,111	106,726

Commitments

Trust capital

Limited interests (73,883.622 and 78,447.463 interests outstanding)	7,085,445	8,058,219

General interests (747 and 793 interests outstanding)	71,608	81,428

Total trust capital	7,157,053	8,139,647

Total liabilities and trust capital	$7,231,164	$8,246,373

Net asset value per limited and general interest	$95.90	$102.72

The accompanying notes are an integral part of these statements.

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	June 30, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Stock indices		$6,787		$—
Interest rates		30,783		228,064
Currencies		20,883		131,469
Commodities		36,988		316,639

Net unrealized gain on futures contracts purchased	1.33%	95,441	8.30%	676,172

Futures contracts sold:
Stock indices		$(5,859)		$—
Interest rates		(33,259)		(166,195)
Currencies		(17,757)		(45,127)
Commodities		(37,384)		(190,319)

Net unrealized loss on futures contracts sold	(1.32)	(94,259)	(4.93)	(401,641)

Net unrealized gain on futures contracts	0.01%	$1,182	3.37%	$274,531

Forward currency contracts purchased	(0.04)%	$(2,759)	(0.01)%	$(416)
Foreign currency contracts sold	0.05	3,406	—	—

Net unrealized gain (loss) on forward contracts	0.01%	$647	(0.01)%	$(416)

Settlement Currency—Futures Contracts
Australian dollar	(0.18)%	$(12,553)	(0.11)%	$(8,880)
British pound	(0.17)	(12,227)	(1.03)	(83,696)
Canadian dollar	(0.14)	(9,942)	0.22	17,721
Euro	0.27	19,507	1.34	109,320
Japanese Yen	0.37	26,118	(0.04)	(2,976)
Swedish krona	(0.17)	(11,976)	(0.04)	(3,141)
Swiss franc	0.01	964	(0.06)	(4,688)
U.S. dollar	0.02	1,291	3.09	250,871

Total	0.01%	$1,182	3.37%	$274,531

Settlement Currency—Forward Contracts
Canadian dollar	0.01%	$647	(0.01)%	$(416)

The accompanying notes are an integral part of these statements.

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
REVENUES
Net realized gain (loss) on commodity transactions	$157,887	$1,081,076	$(202,687)	$679,295
Change in net unrealized gain/loss on open commodity positions	(272,286)	(205,531)	(458,426)	(66,443)
Interest income	40,308	55,050	19,059	27,172

	(74,091)	930,595	(642,054)	640,024

EXPENSES
Commissions	295,143	306,041	143,511	151,614
Management fees	56,526	55,772	26,338	30,468
Incentive fees	88,024	1,787	—	1,787

	439,693	363,600	169,849	183,869

Net income (loss)	$(513,784)	$566,995	$(811,903)	$456,155

ALLOCATION OF NET INCOME (LOSS)
Limited interests	$(508,635)	$561,314	$(803,770)	$451,590

General interests	$(5,149)	$5,681	$(8,133)	$4,565

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	(6.67)	$6.22	$(10.71)	$5.18

Weighted average number of limited and general interests outstanding	77,017	91,146	75,804	88,113

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL
Trust capital—December 31, 2003	79,240.463	$8,058,219	$81,428	$8,139,647
Net loss		(508,635)	(5,149)	(513,784)
Redemptions	(4,609.841)	(464,139)	(4,671)	(468,810)

Trust capital—June 30, 2004	74,630.622	7,085,445	$71,608	$7,157,053

The accompanying notes are an integral part of these statements.

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the “Trust”) as of June 30, 2004 and December 31, 2003 and the results of its operations for the six and three months ended June 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Trust and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group Inc. was converted to a limited liability company named Prudential Equity Group LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFDS Holdings, LLC, the direct percent of PFD, to PSG.

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

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”) entered into a Stock Purchase Agreement, pursuant to which PSG will sell, and Preferred will buy, all of the capital stock of the Managing Owner and another commodity pool operator owned by PSG.

In connection with the transaction, the Managing Owner is soliciting proxies seeking approval from the Trust’s interestholders for (i) the sale of the stock of the Managing Owner to Preferred; (ii) the concomitant approval of Preferred as the new managing owner of the Trust; and (iii) the approval of certain amendments to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust dated January 31, 1996. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

B. Related Parties

The Managing Owner is a wholly-owned subsidiary of PSG, which, in turn, is an indirect wholly-owned subsidiary of Prudential. The Managing Owner or its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates bear the costs of these services, as well as the Trust’s routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

The costs charged to the Trust for brokerage services for the six months ended June 30, 2004 and 2003 were $295,143 and $306,041, respectively, and for the three months ended June 30, 2004 and 2003 were $143,511 and $151,614, respectively.

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

As of June 30, 2004, a non-U.S. affiliate of the Managing Owner owned 116.497 limited interests of the Trust.

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

PFD, when acting as the Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PFD. At June 30, 2004 and December 31, 2003, such segregated assets totalled $2,024,787 and $2,989,530, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of the Trust related to foreign futures trading, which totalled $5,204,460 and $5,254,623 at June 30, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2004, all of the Trust’s open futures and forward contracts mature within 18 months.

D. Financial Highlights

	For the Six Months ended June 30,		For the Three Months ended June 30,
	2004	2003	2004	2003
Performance per Interest
Net asset value, beginning of period	$102.72	$87.29	$106.55	$88.16

Net realized gain (loss) and change in net unrealized gain/loss on commodity transactions	(1.65)	9.31	(8.66)	6.85
Interest income	0.52	0.60	0.25	0.31
Expenses	(5.69)	(3.96)	(2.24)	(2.08)

Net increase (decrease) for the period	(6.82)	5.95	(10.65)	5.08

Net asset value, end of period	$95.90	$93.24	$95.90	$93.24

Total return (non-annualized):
Total return before incentive fees	(5.51)%	6.84%	(10.00)%	5.78%
Incentive fees	(1.13)	(0.02)	—	(0.02)

Total return after incentive fees	(6.64)%	6.82%	(10.00)%	5.76%

Ratios to average net assets:
Net investment loss before incentive fees** (annualized)	(8.01)%	(7.38)%	(8.01)%	(7.68)%
Incentive fees (non-annualized)	(1.13)	(0.02)	—	(0.02)

Net investment loss after incentive fees	(9.14)%	(7.40)%	(8.01)%	(7.70)%

Interest income (annualized)	1.04%	1.33%	1.01%	1.35%

Expenses before incentive fees (annualized)	9.05%	8.71%	9.02%	9.02%
Incentive fees (non-annualized)	1.13	0.02	—	0.02

Total expenses after incentive fees	10.18%	8.73%	9.02%	9.04%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for the Trust as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers the Trust’s commodity trading gains/losses.

These financial highlights represent the overall results of the Trust for the six and three months ended June 30, 2004 and 2003. An individual limited owner’s actual results may differ depending on the timing of redemptions.

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

The Trust Agreement provides that an interest holder may redeem its interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the six and three months ended June 30, 2004 were $464,139 and $180,759, respectively. Redemptions of general interests for the six and three months ended June 30, 2004 were $4,671 and $1,850, respectively. Redemptions of limited and general interests from May 1, 1996 (commencement of operations) to June 30, 2004 were $55,513,480 and $449,032, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2004, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PFD credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2004, the Trust had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers, such as our accountants, undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Results of Operations

The net asset value per interest as of June 30, 2004 was $95.90, a decrease of 6.64% from the December 31, 2003 net asset value per Interest of $102.72 and a decrease of 10.00% from the March 31, 2004 net asset value per interest of $106.55. Past performance is not necessarily indicative of future results.

The Trust’s gross trading losses were $114,000 and $661,000 during the six and three months ended June 30, 2004 compared to trading gains of $876,000 and $613,000 for the corresponding period in the prior year. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the second quarter of 2004 was marked by steady improvement in the first two months followed by a slowdown towards the end of June. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. Despite concerns over instability in the Middle East and increased energy prices, manufacturing activity increased throughout the quarter to result in a third straight quarter of growth. In contrast, industrial production fell 0.3% in June, the greatest decline since April 2003, after rising steadily in April and May. Orders for durable goods also diminished throughout the quarter as inventories grew. Businesses added a quarter of a million jobs in May topping off a nine-month hiring spree that abated in June. Unemployment remained stable throughout the quarter at around 5.6%. Despite a stabilization in the number of layoffs, employment growth, pay increases and the number of hours worked shrank in June and resulted in increased pressure on consumers. Consumer spending accelerated throughout April and May resulting in the highest consumer confidence ratings in two years on the back of income growth and an improved job market. The possibility of the U.S. Federal Reserve (the “Fed”) increasing interest rates, led to a jump in home sales as buyers looked to lock in lower interest rates. Retail sales rose a mild 0.6% in April and a record 1.2% in May as buyers loaded up on foreign-made cars, televisions, furniture and clothes. In June, auto sales cooled as May incentives expired and major retailers blamed high fuel prices and unseasonably cool weather for the biggest drop in 16 months.

Global economies around the world continued to benefit from the strengthening U.S. economy. European investors remained concerned about rising U.S. interest rates, issues in Iraq, and high oil prices while benefiting from better corporate earnings. France, the largest euro economy, reported increased spending in May. In April, consumer confidence and manufacturing activity declined in Germany, the second largest euro economy, and its economy remained weak throughout the quarter. The European Union blamed rising oil prices for an increase in inflation in May and consumer confidence dropped slightly as business optimism remained unstable. In order to cool its overheating economy, the Chinese government reduced available domestic credit and money supply creating uncertainty in the markets. Industrial growth and profits in China slowed even as foreign investment continued to surge. The Japanese government cited steady consumption, employment, and core consumer prices as the reasons behind the best economy it has had in over 20 years. As a major commodity exporter to China, Brazil’s economy dampened on the heels of China’s deceleration while Mexico’s economy stayed positive due to its alliance with the U.S. economy.

Indices: All three major U.S. equity indices ended the second quarter with positive returns. The NASDAQ Composite had the highest rate of return of +2.69%, followed by the S&P 500 Index with +1.72%, and the Dow Jones Industrial Average with +0.75%. Investor fears of the sustainability of continued higher growth rates and strong earnings as seen in 2003 resulted in constant price reverses as indices traded within specific ranges. Globally, Asian stocks performed particularly poorly with the benchmark indices in South Korea, Taiwan, and China all falling more than 10%. Japan’s Tokyo Nikkei Stock Index fared better returning +1.2% for the quarter because of Japan’s continued economic recovery. Although the European economies continue to lag behind Asia and the U.S., their stock markets held up better. The Paris CAC 40 Index was up 3%, while the London FTSE 100 Index rose 2%, and the German DAX advanced 5%.

Interest rates: Bonds showed losses for the second quarter of 2004. The main factors that drove these losses were the U.S. economy, job market, and inflation. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. This surprisingly large employment number quickly dispelled any notion that traders may have had that the Fed would keep interest rates unchanged. Inflation fears also drove down bond prices late in the quarter as the price of oil and other commodities surpassed previous highs. The quarter ended with the Fed raising interest rates by 25 basis points. In the European Union, the bund market traded within specific ranges and did not have the volatility of the U.S. bond markets because of the steadier monetary policy being employed by the European Central Bank (ECB). On the other hand, the Japanese Government Bond (JGB) market saw significant increase in yields. Being in the middle of a strong and prolonged economic recovery, capital started to move out of the Japanese bond market and into equities.

Currencies: Increased volatility and choppy market conditions dominated this sector in the second quarter. The surprise in the non-farm payroll employment number carried over to the currency market. The expectations of a stronger economy helped to strengthen the US dollar against European currencies. This resulted in reversals of established trends and losses in established currency positions. The trading environment during the second quarter was characterized by limited longer-term changes in price coupled with strong reversals that made it very difficult to trade effectively. Although there have been no government interventions since the first quarter, the relatively high level of volatility has continued throughout the second quarter with no long-term trends developing.

Energies: Demand for energy remained strong throughout the second quarter leading to higher prices. Energy markets were characterized by strong trends and not the result of short-term speculation. Strong world demand due to economic growth, especially in China where crude oil imports hit a record 2.8 million barrels per day in June, pushed crude oil to all time highs on the NYMEX. Persistent higher prices were also a product of a significant geopolitical risk premium that existed because of supply shocks from events in the Middle East. Higher demand and higher risk had pushed oil above $40/barrel earlier in the year and this price level continued to the end of the quarter.

Metals: The first quarter saw a significant upswing in base metal prices from strong world demand, especially from China. However, the second quarter began with concerns of an overheating economy in China that resulted in Chinese monetary policy changes aimed at controlling the growth in credit. China’s central bank raised the percentage of capital that banks are required to have in reserve by 50 basis points. Expectation of lower demand from China caused swift reversals in base metals. Nevertheless as the quarter proceeded demand for base metals continued to be strong. In the precious metals markets, silver gave back gains from the first quarter with the change in growth expectations in the U.S. Gold moved higher accompanied by higher volatility that saw short-term swings in prices.

Grains: The grain sector experienced key reversals in the second quarter. Corn and soybean prices rose early in the quarter on higher demand expectations and growing problems in key growing areas. However, strong rainfall during the spring season and a relatively cool and dry early summer season have caused harvest expectations to improve. Thus, expectations of a higher yield for the late summer growing season have pushed prices down.

Softs: After a run up in prices throughout February and March, prices began to decline in the second quarter. Initial worries of flooding gave way to milder weather that helped this year’s crop. The price of cotton declined throughout the second quarter. Additionally, cocoa declined throughout the second quarter. Coffee prices climbed higher after an initial decrease in May. However, there was a sharp reversal in June that erased any gains due to improved weather conditions in Brazil.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which the Trust traded:

Currencies (-): Increased volatility and sharp reversals over short time periods created choppy market conditions that were difficult for long-term trend followers to trade. Losses accumulated in the Japanese Yen/US dollar and Aussie dollar/US dollar positions.

Metals (-): Changing monetary policy in China to prevent China’s economy from overheating lowered demand expectations for base metals and resulted in falling prices. Net long positions in gold, nickel, copper, and aluminum resulted in losses.

Indices (-): World stock indices had mixed performance in the second quarter. U.S. and European indices were up while Far East markets were down with the exception of Japan. Short positions in the Japanese Nikkei index and TSE TOPIX index resulted in losses.

Grains (-): Concerns of weather conditions early in the second quarter sent corn, soybean, and wheat prices higher. However, as the growing season progressed, weather conditions became more favorable and increased yield expectations sent prices lower. Net long positions in wheat and corn resulted in losses.

Interest Rates (-): U.S. bond prices fell due to the threat of inflation, an upside surprise in the job market, a recovering economy, and the Fed raising interest rates by 25 basis points. Net long European and U.S. bonds positions resulted in net losses.

Energies (+): Continued world demand for energy supported higher prices throughout the second quarter. Crude oil prices hit an all time high on the NYMEX as a result of strong demand and geopolitical risk premiums. Long positions in unleaded gas, light crude, and crude oil all resulted in gains.

Softs (+): Downward reversals in cocoa and cotton prices resulted in net gains in short cotton and cocoa positions.

Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned, as well as commissions incurred by the Trust, which are largely based on the level of net assets. The Trust’s average net asset levels were lower during the six and three months ended June 30, 2004 as compared to the corresponding periods in the prior year, primarily due to redemptions.

Interest income is earned on the equity balances held at PFD and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income decreased by $15,000 and $8,000 for the six and three months ended June 30, 2004 as compared to the corresponding periods in 2003. This decrease was primarily due to lower interest rates during the first six months of 2004 as compared to the first six months of 2003, as well as the decline in average net asset levels as discussed above.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $11,000 and $8,000 for the six and three months ended June 30, 2004 as compared to the corresponding periods in 2003. This decrease was due to the decline in average net asset levels as discussed above and, to a lesser extent, the change in trading advisors as discussed further in Note A.

Prior to January 31, 2003, all trading decisions were made by Bridgewater Associates, Inc. and Gamma Capital Management, LLC (“Gamma”). Gamma was terminated as a trading advisor to the Trust on January 31, 2003 and replaced with Graham Capital Management, L.P. on February 11, 2003. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by $1,000 for the six months ended June 30, 2004 as compared to the corresponding period in 2003. This increase was primarily due to the change in trading advisors as discussed further in Note A, offset in part by the decline in average net asset levels as discussed above. Management fees decreased by $4,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003 due to the decline in average net assets as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. An incentive fee of $88,000 was incurred for the six months ended June 30, 2004. No incentive fee was incurred for the three months ended June 30, 2004. An incentive fee of $2,000 was incurred for the six and three months ended June 30, 2003.

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

PRUDENTIAL SECURITIES STRATEGIC TRUST

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: August 13, 2004
Ronald J. Ivans Chief Financial Officer