Form 10-Q
period 2004-09-30
PRUDENTIAL SECURITIES STRATEGIC TRUST
filed 2004-11-15
CIK 1005006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number: 0-23885

FUTURES STRATEGIC TRUST

(Exact name of registrant as specified in its charter)

Delaware	13-7075398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Weaver Street, Building One South, 2nd Floor, Greenwich, Ct.	06231
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 861-1000

Prudential Securities Strategic Trust, One New York Plaza, 13th Floor, New York, New York 10292

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$6,605,839	$7,969,620

Net unrealized gain on open futures contracts	375,915	274,531

Other receivables	2,856	2,222

Total assets	$6,984,610	$8,246,373

LIABILITIES AND TRUST CAPITAL

Liabilities

Redemptions payable	$167,846	$86,425

Incentive fees payable	—	9,826

Management fees payable	8,207	9,868

Accounts payable	—	191

Net unrealized loss on open forward contracts	—	416

Total liabilities	176,053	106,726

Commitments

Trust capital

Limited interests (69,939.662 and 78,447.463 interests outstanding)	6,740,449	8,058,219

General interests (707 and 793 interests outstanding)	68,108	81,428

Total trust capital	6,808,557	8,139,647

Total liabilities and trust capital	$6,984,610	$8,246,373

Net asset value per limited and general interest	$96.37	$102.72

The accompanying notes are an integral part of these statements.

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	September 30, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Stock indices		$(5,140)		$—
Interest rates		137,588		228,064
Currencies		163,449		131,469
Commodities		183,583		316,639

Net unrealized gain on open futures contracts purchased	7.04%	479,480	8.30%	676,172

Futures contracts sold:
Stock indices		$17,327		$—
Interest rates		(73,026)		(166,195)
Currencies		(32,240)		(45,127)
Commodities		(15,626)		(190,319)

Net unrealized loss on open futures contracts sold	(1.52)	(103,565)	(4.93)	(401,641)

Net unrealized gain on open futures contracts	5.52%	$375,915	3.37%	$274,531

Forward currency contracts purchased	—%	$—	(0.01)%	$(416)

Net unrealized loss on open forward contracts	—%	$—	(0.01)%	$(416)

Settlement Currency—Futures Contracts
Australian dollar	(0.13)%	$(8,963)	(0.11)%	$(8,880)
British pound	(0.68)	(46,143)	(1.03)	(83,696)
Canadian dollar	0.18	12,400	0.22	17,721
Euro	0.96	65,579	1.34	109,320
Hong Kong dollar	(0.02)	(1,372)	—	—
Japanese Yen	0.44	29,870	(0.04)	(2,976)
Swedish krona	0.05	3,454	(0.04)	(3,141)
Swiss franc	(0.18)	(12,099)	(0.06)	(4,688)
U.S. dollar	4.90	333,189	3.09	250,871

Total	5.52%	$375,915	3.37%	$274,531

Settlement Currency—Forward Contracts
Canadian dollar	—%	$—	(0.01)%	$(416)

The accompanying notes are an integral part of these statements.

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
REVENUES
Net realized gain (loss) on commodity transactions	$(57,686)	$855,718	$(215,573)	$(239,733)
Change in net unrealized gain/loss on open commodity positions	101,800	57,689	374,086	277,595
Interest income	64,087	78,376	23,779	23,326

	108,201	991,783	182,292	61,188

EXPENSES
Commissions	424,866	454,837	129,723	148,796
Management fees	80,839	84,657	24,313	28,885
Incentive fees	88,024	1,787	—	—

	593,729	541,281	154,036	177,681

Net income (loss)	$(485,528)	$450,502	$28,256	$(116,493)

ALLOCATION OF NET INCOME (LOSS)
Limited interests	$(480,660)	$445,986	$27,975	$(115,328)

General interests	$(4,868)	$4,516	$281	$(1,165)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(6.44)	$5.11	$0.39	$(1.38)

Weighted average number of limited and general interests outstanding	75,352	88,134	72,261	84,320

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL
Trust capital—December 31, 2003	79,240.463	$8,058,219	$81,428	$8,139,647
Net loss		(480,660)	(4,868)	(485,528)
Redemptions	(8,593.801)	(837,110)	(8,452)	(845,562)

Trust capital—September 30, 2004	70,646.662	$6,740,449	$68,108	$6,808,557

The accompanying notes are an integral part of these statements.

PRUDENTIAL SECURITIES STRATEGIC TRUST

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential Securities Strategic Trust (the “Trust”) as of September 30, 2004 and December 31, 2003 and the results of its operations for the nine and three months ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Trust and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group Inc. was converted to a limited liability company named Prudential Equity Group LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFDS Holdings, LLC, the direct parent of PFD, to PSG.

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

In connection with the transaction, the Managing Owner solicited proxies seeking approval from the Trust’s interestholders for (i) the sale of the stock of the Managing Owner to Preferred; (ii) the concomitant approval of Preferred as the new managing owner of the Trust; and (iii) the approval of certain amendments to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust dated January 31, 1996. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004, see Note E.

B. Related Parties

The Managing Owner is a wholly-owned subsidiary of PSG, which, in turn, is an indirect wholly-owned subsidiary of Prudential. The Managing Owner or its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PFD or its affiliates bear the costs of these services, as well as the Trust’s routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

The costs charged to the Trust for brokerage services for the nine months ended September 30, 2004 and 2003 were $424,866 and $454,837, respectively, and for the three months ended September 30, 2004 and 2003 were $129,723 and $148,796, respectively.

Receivables due from the Managing Owner and its affiliates (which are included in other receivables) as of September 30, 2004 and December 31, 2003 were $2,519 and $2,222, respectively.

The Trust’s assets are maintained either in trading or cash accounts at PFD or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PFD credits the Trust monthly with 80% of the interest it earns on the average net assets in the Trust’s accounts and retains the remaining 20%.

The Trust, acting through its trading managers, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PFD. PFD then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PFD and PBGM pursuant to a line of credit. PFD may require that collateral be posted against the marked-to-market positions of the Trust.

As of September 30, 2004, a non-U.S. affiliate of the Managing Owner owned 116.497 limited interests of the Trust.

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

Credit Risk

When entering into futures and forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Trust as PFD, the Trust’s commodity broker, is the sole counterparty. The Trust has entered into a master netting agreement with PFD and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the Trust’s contracts may result in greater loss than nonperformance on all of the Trust’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which, include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreements among the Trust, the Managing Owner and each trading manager, the Trust shall automatically terminate a trading manager if the net asset value allocated to that trading manager declines by 33 1/3% from the value at the beginning of any year or since the initial allocation of assets to that trading manager. Furthermore, the Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Trust.

PFD, when acting as the Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PFD. At September 30, 2004 and December 31, 2003, such segregated assets totalled $2,000,522 and $2,989,530, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of the Trust related to foreign futures trading, which totalled $4,981,232 and $5,254,623 at September 30, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2004, all of the Trust’s open futures and forward contracts mature within 18 months.

D. Financial Highlights

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Performance per Interest
Net asset value, beginning of period	$102.72	$87.29	$95.90	$93.24

Net realized gain (loss) and change in net unrealized gain/loss on commodity transactions	0.59	9.74	2.24	0.43
Interest income	0.85	0.87	0.32	0.27
Expenses	(7.79)	(6.04)	(2.09)	(2.08)

Net increase (decrease) for the period	(6.35)	4.57	0.47	(1.38)

Net asset value, end of period	$96.37	$91.86	$96.37	$91.86

Total return (non-annualized):
Total return before incentive fees	(5.00)%	5.26%	0.49%	(1.48)%
Incentive fees	(1.18)	(0.02)	—	—

Total return after incentive fees	(6.18)%	5.24%	0.49%	(1.48)%

Ratios to average net assets:
Net investment loss before incentive fees** (annualized)	(7.88)%	(7.54)%	(7.56)%	(7.84)%
Incentive fees (non-annualized)	(1.18)	(0.02)	—	—

Net investment loss after incentive fees	(9.06)%	(7.56)%	(7.56)%	(7.84)%

Interest income (annualized)	1.14%	1.28%	1.38%	1.19%

Expenses before incentive fees (annualized)	9.02%	8.82%	8.94%	9.03%
Incentive fees (non-annualized)	1.18	0.02	—	—

Total expenses after incentive fees	10.20%	8.84%	8.94%	9.03%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for the Trust as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers the Trust’s commodity trading gains/losses.

These financial highlights represent the overall results of the Trust for the nine and three months ended September 30, 2004 and 2003. An individual limited owner’s actual results may differ depending on the timing of redemptions.

E. Subsequent Events

The Managing Owner has been the sole managing owner of the Trust and pursuant to the Trust’s Declaration of Trust and Trust Agreement manages the Trust. The managing owner holds the Trust’s general interests. (The general interests are not a class of equity of the Trust that is registered under the Securities Exchange Act of 1933.)

As of October 1, 2004, Preferred Investment Solutions Corp. (“Preferred”) acquired from PSG all of the outstanding stock of the Managing Owner. Immediately after such acquisition, the Managing Owner was merged with and into Preferred and the Trust was renamed Futures Strategic Trust. Following Preferred’s acquisition of the Managing Owner and its merger with and into Preferred, Preferred became the successor managing owner of the Trust. Accordingly, as of October 1, 2004 all of the board of directors and officers of Prudential Securities Futures Management resigned. A report on Form 8-K describing the acquisition was filed with the Securities and Exchange Commission on October 7, 2004.

The Managing Owner held interests in other assets and investments besides its interest in the Trust. In this transaction, Preferred also acquired all of the outstanding stock of another commodity pool operator owned by PSG.

On October 1, 2004, an agreement was executed between Preferred and PFD which amended and restated the brokerage agreement between the Trust and PFD. On such date, Preferred will commence receiving the brokerage commissions which were previously paid to PFD, excluding transaction fees which will be paid to PFD. The agreement incorporates the previous PFD brokerage agreement’s terms, including the total fees paid by the Trust. Under the agreement, PFD’s transaction based fee will be paid out of the total fees paid by the Trust to Preferred.

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

The Trust Agreement provides that an interest holder may redeem its interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the nine and three months ended September 30, 2004 were $837,110 and $372,971, respectively. Redemptions of general interests for the nine and three months ended September 30, 2004 were $8,452 and $3,781, respectively. Redemptions of limited and general interests from May 1, 1996 (commencement of operations) to September 30, 2004 were $55,886,451 and $452,813, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2004, 100% of the Trust’s net assets was allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PFD credits the Trust monthly with 80% of the interest it earns on the average net assets in these accounts and retains the remaining 20%.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trust from promptly liquidating its commodity futures positions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2004, the Trust had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers, such as our accountants, undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Results of Operations

The net asset value per interest as of September 30, 2004 was $96.37, a decrease of 6.18% from the December 31, 2003 net asset value per Interest of $102.72 and an increase of .49% from the June 30, 2004 net asset value per interest of $95.90. Past performance is not necessarily indicative of future results.

The Trust’s gross trading gains were $44,000 and $159,000 during the nine and three months ended September 30, 2004 compared to trading gains of $913,000 and $38,000 for the corresponding period in the prior year. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the third quarter of 2004 exhibited strength in July followed by slower than expected growth in August and September. While the third quarter has traditionally been weaker than the other quarters in the year, the U.S. economy faced many issues that added to the usual seasonal third quarter slump such as high energy prices, soft domestic and global economies, a weak U.S. job market, growing U.S. current-account and budget deficits, terrorism, as well as the uncertain presidential election outcome and future of Iraq. On the other hand, despite soaring crude oil prices, inflation remained within expectations and the Federal Reserve Board continued its program of gradually raising interest rates. Domestic manufacturing and construction were robust due to a strong housing market in the beginning of the quarter but ended the quarter below estimated projections. In September, housing starts increased to their highest levels in five months despite hurricanes and declining trend in home sales. September brought more warnings of quarterly corporate earnings disappointments than any other month this year as well as an increase in announcements of layoffs. In July, payrolls exhibited the smallest gain in hiring since December of 2003, rebounded slightly in August and ended lower than expected in September with growth continuing in service sectors and reductions for the first time in three months in the manufacturing sector. Weak labor markets combined with rising grocery and energy bills reduced consumer confidence from a two-year high in July but consumer spending strengthened in the early summer and through the end of September due to incentives and deep discounting from auto manufacturers. Retail sales had a rocky third quarter as consumers spent less for the fourth straight month in September resulting in disappointing back-to-school sales and concerns about a potentially disappointing holiday shopping season. Hurricanes in the Southeast and unusually warm weather in the Midwest also contributed to lackluster sales.

Many central banks around the world raised interest rates during the third quarter. In Europe, worries about high oil prices, weakening global economic growth, loss of corporate investment to more vibrant economies, rising unemployment and the worst service-sector activity in a year and despite rising exports there was a decline in confidence across many economic sectors. Household spending was hampered by low consumer confidence and sluggish employment recovery. In Asia, Japan’s government and central bank released a report in early July stating that the recovery in production and corporate profits was spreading to domestic consumption, an indication of steady economic improvement. However, revised industrial output data and shrinking economic activity raised doubts about the pace of recovery. While August unemployment figures declined, weak consumer spending and wage growth indicated that Japan was still battling a fifth year of deflation. Dependent on imports as a source of oil, the high cost of oil struck Japan particularly hard but the Japanese domestic economy regained some footing towards the end of the quarter. The Chinese government’s credit tightening has been leading to a soft economic landing and a reduction in expansion throughout Asia despite rising prices. Developing Asian countries benefited from stronger trade, domestic consumption and investments. India expanded slower than expected due to the impact of unusual wet weather conditions on farm output as well as a surprise victory by the opposition party in the Indian elections. Indonesia’s economy received a boost when it participated in its first direct presidential election. In the Americas, concerns surrounding the economic outlook and the impact of high oil prices led the Bank of Canada to increase its rates for the first time in 17 months. Brazil’s economy expanded throughout the quarter resulting in an interest rate increase by the Banco Central Do Brazil in September and upgraded credit ratings.

Indices: U.S. equity indices had low volatility and were range bound in a lack-luster third quarter as the three major U.S. equity indices experienced declines for the third quarter. The S&P 500 Index declined by 1.9%, the Dow Jones Industrial Average declined by 3.4% and the NASDAQ Composite declined by 7.4%. Contradictory economic figures, weaker than expected earnings reports, and higher energy costs resulted in a drag on performance. European stock indices performed poorly over worries of increasing oil prices, rising unemployment, and projected slowing global economic growth. However, the London FTSE bucked the trend by increasing 2.4%, while the Paris CAC 40 Index was down 2.5%, and the German DAX slid 3.9%. In Asia, Japan’s Tokyo Nikkei Stock Index declined by 8.7% due to doubts about the pace of Japan’s recovery and the Hong Kong Hang Seng Index reported an increase of 6.8%.

Interest rates: Economic growth in the United States slowed from earlier expectations resulting in a rally in the bond market in the third quarter of 2004. The rally was in response to the market perception that aggressive tightening of credit by the U.S. Federal Reserve will not be forthcoming, but replaced with the Greenspan gradualism of raising the Fed funds rate. Additionally, inflation fears subsided as inflation numbers had been within expectations and were not overly affected by the oil price shock. The Lehman Aggregate Bond Index returned a positive 3.2% in the third quarter. In Europe, the bund market also rallied in the third quarter due to slowing economic growth expectations resulting in a flight to quality. Similarly, the Japanese Government Bond saw decreasing yields as prices increased resulting from fears of a slowdown in its economic recovery.

Currencies: The U.S. dollar began the 2004 third quarter depreciating against the world’s major currencies, then rallied over a cautious Fed and mixed economic data only to reverse course based on concerns that high oil prices will temper the pace of expansion in the U.S. economy. The currency market continued to be range bound with increasing market gyrations netting high levels of volatility. This has resulted in a difficult trading environment with no long-term trends developing. The euro gained ground on the U.S. dollar as a weak U.S. job market and a slowing of the U.S. economy as indicated from decreasing consumer confidence. Weak economic numbers also helped to push the Japanese yen higher versus the U.S. dollar.

Energies: Demand for energy remained strong throughout the third quarter and supply level fears and geopolitical risk premiums have sustained oil prices above the prescribed price range for crude oil by the Organization of the Petroleum Exporting Countries (OPEC). The 2004 third quarter started with increasing crude oil prices from high disruption fears in many key oil-producing regions like Iraq, Russia, Nigeria,

Venezuela, and Saudi Arabia. As the quarter progressed, oil prices decreased only to see a reversal that sent prices to new highs of over $50 per barrel by the end of the quarter. The increase in prices were also due to disruptions in oil refineries as Hurricanes Jeanne, Ivan, Charley, and Frances stormed through the Southeastern region of the U.S. leading to decreased inventory levels.

Metals: Gold and silver prices were higher in the third quarter given geopolitical concerns and speculation that the U.S. Dollar will continue to decline against the euro, and rising energy costs will slow U.S. economic growth. Gold and silver’s rally paralleled that of crude oil because higher oil prices depressed economic growth in the U.S. which led to the depreciation the U.S. dollar. Additionally, investors that held U.S. dollars purchased gold as protection against further loss because gold is priced in U.S. dollars and it holds value better than the depreciating U.S. dollar. In the base metals, prices were mixed because of short-term supply constraints but rallied at the end of the quarter.

Grains: The grain market continued to march lower in response to expectations that harvests will be very strong. Favorable weather conditions in the quarter were conducive for a very good growing season in the U.S. This has given rise to estimates that soybean production could reach record levels. The weakened soy market has pushed prices of soy products lower. Corn yield is also projected higher, thereby, pushing prices lower.

Softs: Cotton prices rallied during August in response to worries of lower yields from unfavorably wet growing conditions caused by Hurricane Charley but ultimately ended the quarter lower. Further price advances came on the prospects of more disruptions in cotton supplies due to Hurricane Frances. Damage to the orange crop in Florida from Hurricanes Charley and Frances also led to rising prices for orange juice futures. Sugar prices climbed higher on news of lower inventory supply of sugar in Brazil.

Quarterly Performance of the Trust

The following is a summary of performance for the major sectors in which the Trust traded:

Interest Rates (+): Economic growth in the United States slowed from earlier expectations resulting in a rally in the bond market in the third quarter of 2004. Long positions in the Euro Bund, the U.S. 30-year Bond, and the U.S. 5-year Note resulted in gains.

Energies (+): Supply level fears and geopolitical risk helped push energy prices to record levels, with the price of crude oil pushing pass $50/barrel. Long positions in light crude resulted in gains.

Metals (+): The prices of base metals were mixed because of short-term supply constraints but rallied at the end of the quarter. Gold prices also rose as a result of the depreciating U.S. dollar. Long positions in gold, copper, and aluminum resulted in gains.

Grains (+): Favorable weather conditions led to expectations of record yields in the corn and soybean harvest, thereby, driving down prices. Short corn and wheat positions resulted in net gains.

Currencies (+): The U.S. dollar was range bound in the third quarter of 2004 against many foreign currencies. Short U.S. dollar contracts against the New Zealand dollar, the Canadian dollar, and the Aussie dollar offset losses in short U.S. dollar contracts versus the Japanese yen that resulted in net gains for the Trust.

Indices (-): Fears of a slow down in economic growth resulted in many indices losing ground throughout the quarter. Long positions in the mini-NASDAQ and the German DAX Index resulted in net loses.

Softs (-): Because of poor weather due to Hurricanes Charley and Frances, cotton prices rose in August on worries of a lower yield but ultimately ended the quarter lower. Sugar prices also rose on news of lower than expected inventory in Brazil. Long positions in cotton yielded gains that were more than offset by short positions in sugar and long positions in coffee to combine for a net loss for the Trust.

Decreases in the overall average net asset levels of the Trust have led to corresponding decreases in interest earned, as well as commissions incurred by the Trust, which are largely based on the level of net assets. The Trust’s average net asset levels were lower during the nine and three months ended September 30, 2004 as compared to the corresponding periods in the prior year, primarily due to redemptions and trading performance.

Interest income is earned on the equity balances held at PFD and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income decreased by $14,000 and increased by $500 for the nine and three months ended September 30, 2004 as compared to the corresponding periods in 2003. This was primarily due to the decrease in average net asset levels as discussed above and the increase in overall interest rates during the three months ended September 30, 2004.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $30,000 and $19,000 for the nine and three months ended September 30, 2004 as compared to the corresponding periods in 2003. This decrease was due to the decline in average net asset levels as discussed above and, to a lesser extent, the change in trading advisors as discussed further in Note A.

Prior to January 31, 2003, all trading decisions were made by Bridgewater Associates, Inc. and Gamma Capital Management, LLC (“Gamma”). Gamma was terminated as a trading advisor to the Trust on January 31, 2003 and replaced with Graham Capital Management, L.P. on February 11, 2003. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $4,000 for the nine months ended September 30, 2004 as compared to the corresponding period in 2003. This decrease was primarily due to the change in trading advisors as discussed further in Note A, offset in part by the decline in average net asset levels as discussed above. Management fees decreased by $5,000 for the three months ended September 30, 2004 as compared to the corresponding period in 2003 due to the decline in average net assets as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. An incentive fee of $88,000 and $2,000 was incurred for the nine months ended September 30, 2004 and 2003, respectively. No incentive fee was incurred for the three months ended September 30, 2004 and 2003.

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

In designing and evaluating the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Trust or the Managing Owner

Item 2.	Unregistered Sales of Equity and Use of Proceeds —None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

The Registrant held a Special Meeting of limited interests on September 21, 2004 (the “Meeting”). At the Meeting the limited interests were asked to vote on the sale of the stock of the Managing Owner to Preferred; the concomitant approval of Preferred as the new managing owner of the Trust, and the approval of certain amendments to the Trust Agreement (the “Proposal”)

The Proposal was approved by the limited interests.

Votes Cast
For	Against	Abstentions
39,176.22	452.53	3,708.15

Item 5.	Other Information—None

Item 6.	Exhibits:

3.1 and 4.1—

Third Amended and Restated Declaration of Trust and Trust Agreement of the Trust dated as of October 1, 2004 (incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 7, 2004)

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

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp. A Connecticut corporation, managing owner as of October 1, 2004

	By: /s/ Kenneth A. Shewer	Date: November 15, 2004
Kenneth A. Shewer Chief Executive Officer