Form 10-Q
period 2005-03-31
FUTURES STRATEGIC TRUST
filed 2005-05-16
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓      No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐      No ✓

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FUTURES STRATEGIC TRUST

(formerly Prudential Securities Strategic Trust)

FINANCIAL STATEMENTS

March 31, 2005

FUTURES STRATEGIC TRUST

STATEMENTS OF FINANCIAL CONDITION

March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$7,320,617	$7,685,481
Net unrealized gain on open futures contracts	42,263	75,883

Total assets	$7,362,880	$7,761,364

LIABILITIES
Redemptions payable	$36,771	$91,590
Net unrealized loss on open forward contracts	3,196	31,967
Management fees payable	8,548	9,127
Incentive fees payable	31,319	42,581
Accounts payable	46,434	45,451

Total liabilities	126,268	220,716

Commitments

TRUST CAPITAL
Limited interests (68,034.356 and 69,104.765 interests outstanding) at March 31, 2005 and December 31, 2004	7,162,184	7,464,282
General interests (707 interests outstanding) at March 31, 2005 and December 31, 2004	74,428	76,366

Total trust capital	7,236,612	7,540,648

Total liabilities and trust capital	$7,362,880	$7,761,364

See accompanying notes.

FUTURES STRATEGIC TRUST

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31, 2005		December 31, 2004
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	1.39%	$100,521	(0.02)%	$(1,621)
Currencies	(2.92)%	(210,915)	0.74%	55,785
Interest rates	0.43%	31,220	0.37%	28,147
Stock indices	(0.33)%	(23,951)	0.88%	66,473

Net unrealized gain (loss) on futures contracts purchased	(1.43)%	(103,125)	1.97%	148,784

Futures contracts sold:
Commodities	(0.16)%	(11,310)	(0.10)%	(7,276)
Currencies	1.48%	106,847	(0.62)%	(47,103)
Interest rates	0.67%	48,143	(0.15)%	(11,344)
Stock indices	0.02%	1,708	(0.09)%	(7,178)

Net unrealized gain (loss) on futures contracts sold	2.01%	145,388	(0.96)%	(72,901)

Net unrealized gain on futures contracts	0.58%	$42,263	1.01%	$75,883

Forward contracts purchased	(0.24)%	$(17,467)	0.23%	$17,419
Forward contracts sold	0.20%	14,271	(0.65)%	(49,386)

Net unrealized (loss) on forward contracts	(0.04)%	$(3,196)	(0.42)%	$(31,967)

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES
Realized gain (loss) on open commodity transactions	$(32,614)	$360,574
Change in net unrealized gain (loss) on open commodity transactions	(4,849)	186,140
Interest income	41,008	21,249

Total revenues	3,545	567,963

EXPENSES
Commissions	138,025	151,632
Management fees	25,711	30,188
Incentive fees	31,319	88,024

Total expenses	195,055	269,844

NET INCOME (LOSS)	$(191,510)	$298,119

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(2.76)	$3.83

Weighted average number of limited and general interests outstanding	69,460	77,798

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Three Months Ended March 31, 2005
Trust capital at December 31, 2004	69,811.765	$7,464,282	$76,366	$7,540,648
Net (loss) for the three months ended March 31, 2005		(189,572)	(1,938)	(191,510)
Redemptions	(1,070.409)	(112,526)	0	(112,526)

Trust capital at March 31, 2005	68,741.356	$7,162,184	$74,428	$7,236,612

Three Months Ended March 31, 2004
Trust capital at December 31, 2003	79,240.463	$8,058,219	$81,428	$8,139,647
Net income for the three months ended March 31, 2004		295,135	2,984	298,119
Redemptions	(2,739.124)	(283,380)	(2,821)	(286,201)

Trust capital at March 31, 2004	76,501.339	$8,069,974	$81,591	$8,151,565

	Net Asset Value Per Limited and General Interest
	March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
	$105.27	$108.01	$106.55	$102.72

See accompanying notes.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.    ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2005, and the statements of operations and changes in trust capital for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Futures Strategic Trust as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Futures Strategic Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Futures Strategic Trust (formerly Prudential Securities Strategic Trust) (the “Trust”) was organized under the Delaware Statutory Trust Act on October 16, 1995 and commenced trading operations on May 1, 1996. The Trust will terminate on December 31, 2015 unless terminated sooner as provided in the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust was formed to engage in the speculative trading of commodity futures, forward and options contracts. The Trustee of the Trust is Wilmington Trust Company.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Trust and its Managing Owner, Prudential Securities Futures Management Inc., which was a wholly-owned subsidiary of PSI, entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.    ORGANIZATION (Continued)

A.	General Description of the Trust (Continued)

Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remained an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential securities Group, Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirectly wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFD Holdings, LLC, the direct parent of PFD, to PSG.

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”), entered into a Stock Purchase Agreement, pursuant to which PSG would sell, and Preferred would buy, all of the capital stock of Prudential Securities Futures Management Inc. (the then current Managing Owner) and another commodity pool operator owned by PSG. In connection with the transaction, Prudential Securities Futures Management Inc. solicited proxies seeking approval from the Interest holders for (i) the sale of the stock of Prudential Securities Futures Management Inc. to Preferred; (ii) the concomitant approval of Preferred as the new Managing Owner of the Trust; and (iii) the approval of certain amendments to the Amended and Restated Declaration of the Trust and Trust Agreement of the Trust. A report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

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

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.    RELATED PARTIES

The Managing Owner or parties engaged by the Managing Owner perform services for the Trust, which included but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates or Preferred pay the costs of these services as well as the Trust’s routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

The Trust’s assets are maintained in either trading or cash accounts with the broker for margin purposes. The broker credits the Trust monthly with 80% of the interest it earns on the average net assets in the Trust’s accounts and pays the remaining 20% to Preferred.

The Trust, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with its broker. The broker then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between the Trust and its broker pursuant to a line of credit. The broker may require that collateral be posted against the marked-to-market positions of the Trust.

As of March 31, 2004, a non-U.S. affiliate of the then Managing Owner, owned 116.497 Limited Interests in the Trust. As of October 1, 2004, this investor is no longer a related party of the successor Managing Owner.

The costs charged to the Trust for brokerage services for the three months ended March 31, 2005 and 2004 were $138,025 and $151,632, respectively.

Note 3.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Trust is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trust’s investment activities (credit risk).

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (Continued)

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

Credit Risk

When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Trust as the Trust’s commodity broker is the sole counterparty. The Trust has entered into a master netting agreement with its broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Trust’s contracts may result in greater loss than non-performance on all the Trust’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (Continued)

Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreements among the Trust, the Managing Owner and each trading manager, the Trust shall automatically terminate a trading manager if the net asset value allocated to that trading manager declines by 33 1/3% from the value at the beginning of any year or since the initial allocation of assets to the trading manager. Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PEG. At March 31, 2005 and December 31, 2004, such segregated assets totaled $2,061,246 and $2,534,394, respectively. Part 30.7 of the CFTC regulations also requires PEG to secure assets of the Trust related to foreign futures trading which totaled $5,301,634 and $5,226,970 at March 31, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2005, all of the Trust’s open futures and forward contracts mature within eighteen months.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.    FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2005 (Unaudited)	2004 (Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$108.01	$102.72

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	(0.52)	7.01
Interest income(1)	0.59	0.27
Expenses(1)	(2.81)	(3.45)

Net increase (decrease) for the period	(2.74)	3.83

Net asset value per interest at end of period	$105.27	$106.55

Total Return:(3)
Total return before incentive fees	(2.11)%	4.82%
Incentive fees	(0.43)%	(1.09)%

Total return after incentive fees	(2.54)%	3.73%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2),(4)	(6.66)%	(7.92)%
Incentive fees(3)	(0.43)%	(1.09)%

Net investment loss after incentive fees	(7.09)%	(9.01)%

Interest income(4)	2.23%	1.05%

Incentive fees(3)	0.43%	1.09%
Other expenses(4)	8.89%	8.97%

Total net expenses	9.32%	10.06%

Total returns are calculated based on the change in value of a interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

FUTURES STRATEGIC TRUST

(a Delaware Business Trust)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

The Trust commenced operations on May 1, 1996 with gross proceeds of $12,686,200 allocated to commodities trading. Additional Interests were offered monthly at the then current net asset value per Interest until the continuous offering period expired on January 31, 1998. Additional contributions made during the continuous offering period totaled $51,242,700 including $375,000 of contributions from the Managing Owner.

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests and general interests for the three months ended March 31, 2005 were $112,526 and $0, respectively. Redemptions of limited interests and general interests from May 1, 1996 (commencement of operations), through March 31, 2005 were $56,088,938 and $452,813, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2005, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. The broker credits the Trust monthly with 80% of the interest it earns on the equity balances in these accounts and pays the remaining 20% to the Managing Owner.

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

Since the Trust’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust’s exposure to market risk is influenced by a number of factors, including the volatility on interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust’s speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond the Trust’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring the Trust’s trading managers to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 3 to the financial statements for a further discussion of the credit and market risks associated with the Trust’s futures and forward contracts.

The Trust does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2005, the Trust had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

The Trust’s contractual obligations are with the Managing Owner, the Trading Advisor and its commodity broker. Payments made under the Trust’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Trust’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of the Trust’s Net Asset Value (“NAVs”). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAVs are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 & 3 of the Registrant’s 2004 Annual Report.

Results of Operations

The net asset value per interest as of March 31, 2005 was $105.27, a decrease of 2.54% from the December 31, 2004 net asset value per Interest of $108.01. Past performance is not necessarily indicative of future results.

The Trust’s gross trading losses before commissions were $37,463 during the three months ended March 31, 2005 compared to trading gains of $546,714 for the corresponding period in the prior year. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Quarterly Market Overview

The Federal Reserve, and its heightened inflation concerns, was the big story within the US economy during the first quarter. For the seventh consecutive meeting, the FOMC raised rates at its March meeting and Fed Funds futures market suggests that they will increase them 25 basis points at least, at the next three meetings. The “hawkish” language concerning inflation, at their most recent conclave, had some analysts forecasting that they will eliminate the word “measured” from the next communiqué and possibly hike rates by 50 points at one of the next two meetings. However, recent economic data has been less than scintillating and it seems that they will likely continue at their present pace. Bond yields quickly responded and ended the Quarter near 4.50% after being as high as 4.63% after the FOMC statement. The Fed bias clearly shifted to a more vigilant tone and the decision to change the language was unanimous, although it did not indicate 50 points increases were in the cards. In summary, the US economy continues to grow at a fairly brisk pace but there are some warning signs. The impact of surging oil, record gas pump prices and higher interest rates are not yet fully imbedded in the economic data. This already has many economists calling for a slower second quarter.

Recent data suggest some sluggishness in global growth. Europe, which lagged in the fourth quarter of 2004, extended that pattern with the continuing exception of the United Kingdom. The ECB cut its growth outlook for the Eurozone to 1.6% for 2005 from the previous 1.9%. High oil prices were clearly a factor in the reduced growth outlook. Both the ECB and the Bank of England held rates unchanged in the quarter, as well as at their first meeting in April. France and Germany have experienced “double-digit unemployment.” French unemployment reached a 10-year high of 10.0% and Germany saw a postwar high 11.4% rate. Clearly, Europe, excluding the UK, is the weakest of the three major economic zones, falling behind the Americas and Asia.

Japan entered 2005 on an optimistic note but as the first quarter of 2005 developed the data indicated a slower growth pattern. In mid March the Japanese government revised its fourth quarter 2004 growth estimate, to a positive 0.1% from the previous 0.1% contraction, but much of the other data had a negative leaning, particularly late in the quarter. Annualized, Japan grew at a 0.5% rate in 2004. Increased inventories and government spending were featured. Japan’s Unemployment rate rose to 4.7% in February from 4.5% a month earlier which was weaker than expected. Japan’s February Retail Sales fell 2.8% and Personal Spending dropped 4.1%. As the quarter ended, there was something of an “economic cloud” over Japan’s economy, and with oil over $55 per barrel, the outlook seems tenuous, given the nation’s near 100% dependence on imported oil. The latest “Tankan” report, a business sentiment index issued by the BOJ, was a disappointing 14 in the first quarter, down from 22 in the fourth quarter of 2004 and a 13 year high of 26 in the third quarter of 2004.

Currencies: The US dollar halted a long slide in January, then weakened a bit in February but rallied again in March. The specter of higher interest rates in the US, versus indications that the ECB will not raise rates any time soon, helped propel the dollar higher. With almost 100% certainty that the Fed will raise rates at least for the next three FOMC meetings, the greenback has gained favor. There is speculation that the Bank of England will raise rates later in the year, as the UK economy continues buoyant, but no imminent change is anticipated. Very weak data from Germany and France, particularly on the employment front, worked against the euro, which lost for the month and the quarter. The dollar extended gains against the euro and pound as the second quarter of 2005 began. The yen lost for the quarter and a weak “Tankan” report did not bode well for the second quarter. Overall strength in commodities was supportive of both the Canadian and Australian currencies.

Energies: The energy complex, not surprisingly, led the advance in commodity prices in the first quarter. Products showed particular strength in March as both unleaded and heating oil achieved all time highs. With the exception of a mid March correction, following OPEC’s decision to raise production by 500,000 bpd and speculation that they were prepared to double that if needed, the petroleum complex was constantly on the offensive. Both heating oil and gasoline gained slightly in excess of 15% in March, bringing their respective quarterly appreciation to 41.1% and 34.5% respectively. Winter weather turned cold, with below normal temperatures in key consuming regions during the final third of the season, after have been mild for much of the winter. Despite this, heating oil supplies ended the season at ample levels. Gasoline demand has shown little, if any, indication of slowing, despite record prices in the US at the pump.

Natural gas soared during the quarter and the advance did not appear to be on its own merits but rather more on the heels of the gains in the petroleum complex, although the cold weather in March was supportive. Reports put inventories 222 billion cubic feet above last year and 206 billion ahead of the 5-year average. So it is apparent that inventory levels appear ample and it supports the conclusion that speculation has been a primary driver of prices.

Grains: January’s disappointing steady decline carried into the first week of February, where new life-of-contract lows were posted, down below the $5.00 level, the lowest price seen since the summer of 2002. The February USDA Supply/Demand Report, however, signaled the end of the price erosion, and the rest of the month was spent with soybeans appreciating by almost 25%, to enter the month of March at around the $6.20 level.

Price action seen over the past Quarter for the corn market mirrored that seen in soybeans, but corn’s market volatility was considerably greater. So after a tumultuous period of trading, the end result for the corn market was about a 10 cent, or 5%, loss for the month, and for the entire quarter, a gain of less than 2%.

Wheat’s price pattern over the past 3 months was almost a carbon-copy of that seen in the soybeans. Just as was the case in both the beans and the corn markets, the last half of the month of March was spent giving back all of the monthly gains, and in the case of wheat, some of the advance seen in February as well. For the quarter, wheat closed out with a meager 15 cent, or 5% gain.

Cotton prices during March traded in a 4 cent band, finding both the bottom and the top of the 5000 to 5400 band, twice during the month. For the quarter, prices gained 17%.

Indices: January was a tough month for US equities but February saw solid gains. Unfortunately, the tie-breaker month of March proved to be negative with NASDAQ declining the most. Both the Dow and S&P declined 2.6% in the first quarter.

Foreign markets were somewhat better performers although they tended to weaken as the quarter came to a close. The Nikkei, despite a 0.9% loss in March, saw a 1.6% improvement in the first quarter even with the oil surge and some lackluster economic data. In Europe, London’s FTSE fell 2.1% in March, essentially in line with US markets but decent economic data limited the decline. The German DAX shrugged off a seemingly endless run of negative data and managed to close the first quarter with a gain. France, which saw similarly poor economic numbers, closed out March with gains.

Interest Rates: Treasuries showed a continuing reluctance to move to higher yield levels for much of January and February but finally broke out as March developed. The ongoing Fed policy of raising rates at a 25 basis point clip, at each FOMC meeting, and a near certainty that they will increase them at the next few meetings, has finally impacted market psychology. Among foreign nations, the ECB, BOE and Bank of Canada left rates unchanged as did Japan. There was persistent speculation that the Bank of China might hike rates but no action was taken or seems imminent. Foreign participation in US securities remained strong despite various stories and rumors to the contrary, particularly surrounding Japan, Korea, Russia and OPEC.

Metals: Gold suffered losses for the quarter. The market has clearly been hurt by a recovery in the US dollar against the euro and yen that began in late January. When the dollar weakened toward the end of March, gold prices recovered some of their losses from earlier in the month. The physical market was fairly active and included some seasonal buying from India. Silver put in a very volatile trading performance and was 4.5% higher on the quarter.

The base metal’s complex finished the first quarter with solid gains that included a strong March performance. The sector was able to shrug off higher interest rates, the threat of oil derailing global growth, economic weakness in the Eurozone and misplaced ideas that China’s growth would slow measurably, which would weigh on their demand for base metals and commodities in general. LME inventories remain low for copper, aluminum, zinc, nickel and lead while the demand side of the equation maintains positive momentum. Producers have picked up some of the slack but not enough to thwart the uptrend and base metals have become a favorite of the fund community.

Softs: Coffee turned in a solid March, gaining 4.0%, which brought its quarterly advance to 19.3%. Prices broke out technically, adding to a bullish fundamental structure that includes strong demand.

Sugar went in the other direction, falling 5.1% in March and 6.0% for the quarter within the Dow Jones AIG Index. Remember that sugar prices rose about 40% in 2004 so some correction might have been expected. The market was up in January but subsequently turned lower.

Cocoa had a solid quarter gaining about $100, to $1639, basis nearby futures. Political unrest in the Ivory Coast was an ongoing feature throughout the quarter. In late March, the British Government issued an advisory for its citizens to leave the country following reports of a buildup in armed forces along the ceasefire line between the government and rebels.

Citrus extended its gains with high citrus prices continuing to be sustained by last year’s Florida hurricane damage with estimates that 30% of the crop has been lost. Problems with Brazil’s crop have added to the bullish mix.

Quarterly Performance of the Trust

The following is a summary of performance for the major sectors in which the Trust traded:

Currencies (–): The trend towards a weaker USD in the fourth quarter of 2004 ended and the currency markets fluctuated significantly in the first quarter. Losses were generated from long positions in Japanese yen crosses and the South African rand.

Energies (+): The trend this quarter was towards higher prices in the energy sector. Profits were generated from long positions crude.

Grains (–): The sector traded in a very volatile manner this quarter. The net result for the quarter was negative, with the long corn and short soybean meal positions the largest contributors.

Indices (+): Stock markets globally were mixed for the quarter, making them difficult to trade. Profits were generated from long positions in the CAC 40, IBEX and Tokyo Stock Index.

Interest Rates (+): With the US hiking rates and the rest of the developed world keeping rates stable, the interest rate picture was mixed globally. Gains were generated from short positions in the British gilts, the Australian 10-yr bond and the US treasury note.

Metals (+): Industrial metals continued to rally steadily higher. Long positions in copper, zinc and nickel proved profitable.

Softs (+): The sector was net profitable for the quarter, with the largest gains coming from short sugar and long and short cocoa trading positions.

Interest income is earned on the equity balances held at the broker and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income increased by $20,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004. This increase was primarily due to higher interest rates during the first quarter of 2005 as compared to the first quarter of 2004, offset in part by the decline in average net asset levels due to trading losses and redemptions.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $14,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004. This decrease was due to the decline in average net asset levels as discussed above.

At March 31, 2005, all trading decisions were made by Bridgewater Associates, Inc. and Graham Capital Management, LP. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $4,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004. This decrease was primarily due to the decline in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. An incentive fee of $31,000 was incurred for the three months ended March 31, 2005. An incentive fee of $88,000 was incurred during the three months ended March 31, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer and chief financial officer concluded that the Trust’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or the Managing Owner was a party during the period covered by this report

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	Exhibits:

3.1

and

4.1      Third Amended and Restated Declaration of Trust and Trust Agreement of the Trust dated as of October 1, 2004, (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

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

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

By: /s/ KENNETH A. SHEWER Kenneth A. Shewer Chairman and Director	Date: May 16, 2005

By: /s/ MAUREEN D. HOWLEY Maureen D. Howley Senior Vice President and Chief Financial Officer	Date: May 16, 2005