Form 10-Q
period 2005-06-30
FUTURES STRATEGIC TRUST
filed 2005-08-12
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

FINANCIAL STATEMENTS

June 30, 2005

FUTURES STRATEGIC TRUST

STATEMENTS OF FINANCIAL CONDITION

June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 30, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$6,797,148	$7,685,481
Net unrealized gain on open futures contracts	0	75,883
Net unrealized gain on open forward contracts	36,536	0

Total assets	$6,833,684	$7,761,364

LIABILITIES
Redemptions payable	$97,966	$91,590
Net unrealized loss on open futures contracts	51,788	0
Net unrealized loss on open forward contracts	0	31,967
Management fees payable	7,913	9,127
Incentive fees payable	139	42,581
Accounts payable	4,875	45,451

Total liabilities	162,681	220,716

Commitments

TRUST CAPITAL
Limited interests (65,240.060 and 69,104.765 interests outstanding) at June 30, 2005 and December 31, 2004	6,599,485	7,464,282
General interests (707 interests outstanding) at June 30, 2005 and December 31, 2004	71,518	76,366

Total trust capital	6,671,003	7,540,648

Total liabilities and trust capital	$6,833,684	$7,761,364

See accompanying notes.

FUTURES STRATEGIC TRUST

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 30, 2005		December 31, 2004
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	(0.37)%	$(24,826)	(0.02)%	$(1,621)
Currencies	(2.57)%	(171,035)	0.74%	55,785
Interest rates	2.62%	174,648	0.37%	28,147
Stock indices	0.10%	6,467	0.88%	66,473

Net unrealized gain on futures contracts purchased	(0.22)%	(14,746)	1.97%	148,784

Futures contracts sold:
Commodities	0.05%	3,322	(0.10)%	(7,276)
Currencies	0.47%	31,237	(0.62)%	(47,103)
Interest rates	(1.10)%	(73,184)	(0.15)%	(11,344)
Stock indices	0.02%	1,583	(0.09)%	(7,178)

Net unrealized (loss) on futures contracts sold	(0.56)%	(37,042)	(0.96)%	(72,901)

Net unrealized gain (loss) on futures contracts	(0.78)%	$(51,788)	1.01%	$75,883

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.14%	$9,411	0.23%	$17,419

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	0.41%	27,125	(0.65)%	(49,386)

Net unrealized gain (loss) on forward contracts	0.55%	$36,536	(0.42)%	$(31,967)

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Realized gain (loss) on commodity transactions	$(119,729)	$(202,687)	$(152,343)	$157,887
Change in net unrealized gain (loss) on open commodity transactions	(54,319)	(458,426)	(59,168)	(272,286)
Interest income	43,337	19,059	84,345	40,308

Total revenues	(130,711)	(642,054)	(127,166)	(74,091)

EXPENSES
Commissions	129,581	143,511	267,606	295,143
Management fees	23,774	26,338	49,485	56,526
Incentive fees	139	0	31,458	88,024

Total expenses	153,494	169,849	348,549	439,693

NET INCOME (LOSS)	$(284,205)	$(811,903)	$(475,715)	$(513,784)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(4.19)	$(10.71)	$(6.93)	$(6.67)

Weighted average number of limited and general interests outstanding	67,854	75,804	68,657	77,017

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Six Months Ended June 30, 2005
Trust capital at December 31, 2004	69,811.765	$7,464,282	$76,366	$7,540,648
Net (loss) for the six months ended June 30, 2005		(470,867)	(4,848)	(475,715)
Redemptions	(3,864.705)	(393,930)	0	(393,930)

Trust capital at June 30, 2005	65,947.060	$6,599,485	$71,518	$6,671,003

Six Months Ended June 30, 2004
Trust capital at December 31, 2003	79,240.463	$8,058,219	$81,428	$8,139,647
Net (loss) for the six months ended June 30, 2004		(508,635)	(5,149)	(513,784)
Redemptions	(4,609.841)	(464,139)	(4,671)	(468,810)

Trust capital at June 30, 2004	74,630.622	$7,085,445	$71,608	$7,157,053

Net Asset Value Per Limited and General Interest
June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
$101.16	$108.01	$95.90	$102.72

See accompanying notes.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2005, the statements of operations for the three months and six months ended June 30, 2005 and 2004, and the statements of changes in trust capital for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Futures Strategic Trust as of June 30, 2005, and the results of its operations for the three months and six months ended June 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

In June 2005, the Trust opened a trading account with UBS. The term broker, as used herein, refers to PEG, PFD or UBS, unless otherwise specified.

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

The Trust’s assets are maintained in either trading or cash accounts with the brokers for margin purposes. The brokers credit the Trust monthly with 80% of the interest it earns on the average net assets in the Trust’s accounts and pays the remaining 20% to Preferred.

The Trust, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with its brokers. PFD then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between the Trust and its broker pursuant to a line of credit. The broker may require that collateral be posted against the marked-to-market positions of the Trust.

The costs charged to the Trust for brokerage services for the six months ended June 30, 2005 and 2004 were $267,606 and $295,143, respectively, and for the three months ended June 30, 2005 and 2004 were $129,581 and $143,511, respectively.

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

Market Risk (Continued)

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

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PEG. At June 30, 2005 and December 31, 2004, such segregated assets totaled $4,350,484 and $2,534,394, respectively. Part 30.7 of the CFTC regulations also requires PEG to secure assets of the Trust related to foreign futures trading which totaled $2,394,876 and $5,226,970 at June 30, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2005, substantially all of the Trust’s open futures and forward contracts mature within twelve months.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended June 30,		Six months ended June 30,
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$105.27	$106.55	$108.01	$102.72

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	(2.49)	(8.66)	(3.00)	(1.65)
Interest income (1)	0.64	0.25	1.23	0.52
Expenses (1)	(2.26)	(2.24)	(5.08)	(5.69)

Net increase (decrease) for the period	(4.11)	(10.65)	(6.85)	(6.82)

Net asset value per interest at end of period	$101.16	$95.90	$101.16	$95.90

Total Return: (3)
Total return before incentive fees	(3.90)%	(10.00)%	(5.90)%	(5.51)%
Incentive fees	0.00%	0.00%	(0.44)%	(1.13)%

Total return after incentive fees	(3.90)%	(10.00)%	(6.34)%	(6.64)%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees (2), (4)	(6.35)%	(8.01)%	(6.51)%	(8.01)%
Incentive fees (3)	0.00%	0.00%	(0.44)%	(1.13)%

Net investment loss after incentive fees	(6.35)%	(8.01)%	(6.95)%	(9.14)%

Interest income (4)	2.50%	1.01%	2.36%	1.04%

Incentive fees (3)	0.00%	0.00%	0.44%	1.13%
Other expenses (4)	8.85%	9.02%	8.87%	9.05%

Total net expenses	8.85%	9.02%	9.31%	10.18%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

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

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the three months and six months ended June 30, 2005 were $281,404 and $393,930, respectively. Redemptions of general interests for the three and six months ended June 30, 2005 were $0. Redemptions of limited interests and general interests from May 1, 1996 (commencement of operations), through June 30, 2005 were $56,370,342 and $452,813, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2005, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. The brokers credit the Trust monthly with 80% of the interest it earns on the equity balances in these accounts and pays the remaining 20% to the Managing Owner.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2005, the Trust had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Results of Operations

The net asset value per interest as of June 30, 2005 was $101.16, a decrease of 6.34% from the December 31, 2004 net asset value per Interest of $108.01, and a decrease of 3.90% from the March 31, 2005 net asset value per interest of $105.27. Past performance is not necessarily indicative of future results.

The Trust’s gross trading losses before commissions were $174,000 and $212,000 during the three months and six months ended June 30, 2005, respectively, compared to trading losses of $661,000 and $114,000 for the corresponding periods in the prior year. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Quarterly Market Overview

The US economy continued to outperform both Europe and Asia in the second quarter of 2005, although growth showed some evidence of a modest slowdown. The Federal Reserve continued its policy of measured 25 point rate increases and the statement from the June 30th Federal Open Market Committee meeting indicated that it will maintain this policy in the third quarter of 2005, and possibly beyond. The Federal Reserve has now raised interest rates at nine consecutive meetings, to 3.25% as of June 30, 2005. This has helped strengthen both the US dollar and US treasuries, as the US has a distinct rate advantage over Europe and Japan.

Gains in the US economy were not shared by Europe and Japan, with Europe in particular showing economic malaise. Germany and France showed low growth and weak employment, and Italy is essentially in a recession. Even the UK, which had previously outperformed the rest of Europe, began to show weakness. The result has been a slide in the British pound and growing speculation that the Bank of England may cut interest rates as soon as early July.

The economic outlook in Japan is somewhat better than in Europe. The Bank of Japan’s recently released quarterly Tankan Survey of Corporate Sentiment showed widespread improvement in June, with both large and small manufacturers as well as non-manufacturers more optimistic about business conditions. This came in spite of high oil prices and a sharp decline in export growth.

Currencies: Following a weak performance in April, the euro experienced a further decline for much of May and hit a 10-month low in June before firming a bit at the end of the month. A major factor was the pattern of global interest rates, which put the euro at a distinct disadvantage. The British pound hit an 8-month low on June 30th. Part of the euro’s recovery toward the end of June was related to the belief that the European Central Bank will wait until later in the year to move rates, given its long history of being slow to act. Additionally, surging crude oil prices raised inflation concerns. The euro continued to suffer from the rejection of the European Union constitution by French and Dutch voters. During the quarter, the Swiss franc also hit a 10-month low prior to a modest recovery. Despite recent strength against many currencies, the US dollar continues to suffer weakness within the long-term trend. The latest data on the US Current Account Deficit was released on June 17th showing a 3.6% increase to a record $195.1 billion in the first quarter of 2005. The deficit amounted to a record 6.4% of the US Gross Domestic Product and was larger than predicted. The Japanese yen fell to a 10-month low against the US dollar amid concerns surrounding high oil prices. Moreover, a declining trade surplus and a growing dependence on the domestic economy served to pressure the yen with Japan’s Gross Domestic Product running at about 1.5%. While Japan’s economy is not in nearly as bad shape as Europe’s, it continues to suffer and the Bank of Japan continues in an accommodative stance. Among other currencies, the Australian dollar entered June with a year-to-date loss of about 2.5% versus the US dollar but rising metals and energy prices helped the currency recover most of that and it is now essentially flat for the year. The Canadian dollar also had a positive June, gaining about 2.5% and lowering its year-to-date loss versus the US dollar to approximately 2.0%. The South African rand, which declined approximately 9% in May versus the US dollar, continued to decline in June.

Energies: Crude oil prices continued to rise in June, and for most of the second quarter. The driving factors to the price increase included a growing concern that refinery facilities will be unable to produce gasoline and heating oil to satisfy the seemingly inelastic demand for these products. Consumer demand for these products persists at a rapid pace with record demand seen as the July 4th holiday approached. Additionally, geopolitical factors played a part in the rally, including a brief Nigerian strike and growing tensions between the Nigerian government and local oil workers. The Iranian elections also helped to increase prices in the market, as Tehran’s Mayor, Mahmoud Ahmadinejad, considered an extreme conservative, was elected President of Iran. Natural gas was not nearly as buoyant during the quarter although prices rallied in June. The weather was supportive, with extreme heat noted in key consuming regions for much of June. However, the US Department of Energy’s inventory reports noted that inventories were sufficient.

Grains: For the agronomic commodity sector, with the exception of cotton, prices in the second quarter exhibited a rally. Major contributors of this rally included a “late” spring with cool, to cold, springtime temperatures in the Northern hemisphere, relative lack of post planting precipitation in the same areas, the monsoon rains arriving two to three weeks later than average in India and unabated growth in raw material demand by the largest consuming country in the world, China. In the US, a noticeable shift was seen out of soybean acreage, and into other competing crops, notably because of the discovery of Asian Soybean Rust (ASR) in the Gulf Coast States. This is the first time ASR has ever been seen in the US, which resulted in farmers becoming concerned about yield reduction, additional cultural control costs, and a general fear of crop deterioration.

Indices: The second quarter was truly mixed for US equities, with April a down month, May a positive one, and June showing little change. For the quarter, the Dow fell 1.7%, the S&P 500 rose 1.2% and the Nasdaq rose 1.3%. During the second quarter, the US equity markets were directionless. There was plenty of mergers and acquisition activity and earnings were respectable. However, there were concerns, including the well-documented problems at General Motors and Ford. Economic data was decent but not inspiring. Crude oil prices running near $60 per barrel put pressure on the markets and a stronger US dollar raised some profit concerns. In the June 30th statement following its ninth consecutive 25 point rate hike, the Federal Reserve indicated that it is not done raising rates, resulting in stocks ending the month with a weak final session, including a triple digit loss for the Dow. European equities had a positive month and a positive quarter despite lackluster economic data, the failure of the European Union to reach a budget agreement and the “no” votes on the European Union constitution. The UK, which had previously avoided much of Europe’s economic decline, showed evidence of weakness in the second quarter. Regardless, the FTSE gained 149 points in June to 5,113 and is up 6.2% year-to-date. The Nikkei, which declined 660 points in April and recovered 265 points in May, was weak early in June, but rebounded to end the month up 300 points. Japanese economic data was mixed, showing some improvement domestically, but displaying weakness on the export front.

Interest Rates: The US treasury market for most of the second quarter was characterized by lower yields and a flatter yield curve. After closing out May at 3.98% and falling to 3.82% in early June, the yield on the benchmark 10-year note briefly spiked to 4.15% but fell to 3.96% by the end of June. The spread between the 2-year and 10-year notes, which stood at 55 points in April and 40 points at the end of May, further narrowed to 34 points at the end of June, with increasing talk of a potential inverted yield curve. The flight to safety buying of Treasuries which occurred in April and May, persisted in June, albeit at a lessened pace. The Federal Reserve raised interest rates another 25 basis points on June 30th and the statement from the Federal Open Market Committee indicated that it will continue to raise rates at a measured pace. The European Central Bank and Bank of England did not change rates. However, at the end of June there was growing speculation that both may cut rates soon, led in part by a surprisingly aggressive 50 basis point reduction by Sweden’s Riksbank to 1.5%. The Bank of Canada and Reserve Bank of Australia left rates unchanged.

Metals: After falling nearly 5% in May, gold prices rose sharply in June to their highest levels since mid-March. As June ended, gold appeared headed for still higher levels. Uncertainty surrounding global equity markets and relatively low global interest rates helped the rally in gold. Silver did not keep pace with gold’s rally, although it remained higher for the year. Among the base metals, copper gained approximately 8% during June and was up 12% year-to-date, although prices eased from 16-year highs of over $1.60 per pound in the final half of June. Strong demand from China continued to drive prices higher, as it did in the first quarter of 2005. Aluminum declined approximately 4.5% in June and is down approximately 9.8% year-to-date. Nickel, which rose approximately 7% in May, experienced particular weakness as prices tumbled approximately 12.5% in June due to a heavy sell-off toward the end of June, leaving prices down approximately 1.5% year-to-date.

Softs: Coffee prices tumbled throughout the second quarter of 2005 on news that the Brazilian harvest is doing well. In June, coffee was the weakest of the 19 components of the Dow Jones AIG Index. Solid physical demand for sugar globally, but in particular from China where May imports were reported at 170,875 tonnes, well ahead of last year’s 157,683 tonnes, helped sugar surge in May and June. White sugar demand remains brisk and the European Union has withdrawn as a seller for the time being. After declining steadily for most of the second quarter of 2005, cocoa prices became volatile in June on reports of building tensions in the Ivory Coast ahead of the scheduled start of disarmament on June 27. With the market on edge, prices surged temporarily. Subsequently, the disarmament was delayed. Violence in the region continues, but tensions eased somewhat towards the end of June as the United Nations increased its commitment to the Peace Keeping Force.

Quarterly Performance of the Trust

The following is a summary of performance for the major sectors in which the Trust traded:

Currencies (+): The major currencies experienced a significant sell off versus the US dollar over the last two months of the second quarter. Gains were derived from short positions on the euro and Canadian dollar, and long positions in the Mexican peso.

Energies (-): The sector was choppy this quarter with prices rebounding after a mid-quarter sell-off to finish at levels close to where they began the quarter. Losses were experienced throughout the energy complex.

Grains (-): Most components of the sector ended the quarter where they began, albeit with multiple changes of direction within the 3-month period. The net result for the quarter was negative, with long positions in cotton and wheat contributing the most to the sector’s loss.

Indices (-): Global markets, excluding Japan, overcame losses during the first half of the second quarter to finish with modest gains for the quarter. Losses were generated from long positions in the Nikkei and the DAX, and long and short positions in the Tokyo Stock Index.

Interest Rates (+): The prices of US, European and Japanese bonds all strengthened during the second quarter. Long positions in the German Bund, the Japanese Government Bond and Short Sterling contributed toward the gain.

Metals (-): Most of the industrial and precious metals were trendless for the quarter, making them difficult to trade. Losses were generated from long positions in aluminum, copper and zinc.

Softs (-): The sector experienced a loss for the quarter, with the largest losses coming from long positions in coffee.

Interest income is earned on the equity balances held at the broker and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income increased by $24,000 and $44,000 for the three months and six months ended June 30, 2005 as compared to the corresponding periods in 2004. This increase was primarily due to higher interest rates during 2005 versus 2004, offset in part by the decline in average net asset levels due to trading losses and redemptions.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $14,000 and $28,000 for the three months and six months ended June 30, 2005 as compared to the corresponding periods in 2004. This decrease was due to the decline in average net asset levels.

At June 30, 2005, all trading decisions were made by Bridgewater Associates, Inc. and Graham Capital Management, LP. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $3,000 and $7,000 for the three months and six months ended June 30, 2005 as compared to the corresponding periods in 2004. This decrease was primarily due to the decline in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. Incentive fees for the six months ended June 30, 2005 and 2004 were $31,000 and $88,000, respectively. An incentive fee of $140 was incurred during the three months ended June 30, 2005. No incentive fees were incurred during the three months ended June 30, 2004.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or the Managing Owner was a party during the period covered by this report

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

	3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreement of the Trust dated as of October 1, 2004, (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 12, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: August 12, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer