Form 10-K/A
period 2004-12-31
FUTURES STRATEGIC TRUST
filed 2005-09-16
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No.: 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23885

FUTURES STRATEGIC TRUST

(formerly PRUDENTIAL SECURITIES STRATEGIC TRUST)

(Exact name of Registrant as specified in its charter)

Delaware	13-7075398
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

51 Weaver Street, Building 1 South, 2nd Floor, Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 861-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Interests

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

FUTURES STRATEGIC TRUST

(formerly PRUDENTIAL SECURITIES STRATEGIC TRUST)

(a Delaware Business Trust)

Explanatory Note

This Form 10-K/A is being filed to correct information reported in Items 10 and 12 of the Registrant's Form 10-K with respect to timely filings of Section 16 reports and beneficial ownership of securities by officers and directors of the Managing Owner of the Registrant and information on the cover page of the Form 10-K with respect to Item 405 of Regulation S-K. Items 10 and 12 are restated in their entirety herein. No other changes have been made to the Form 10-K by this amendment.

We have not updated the Form 10-K to modify disclosures for events occurring subsequent to the original filing date. This Amendment No. 1 to the Form 10-K continues to speak as of such filing date.

Item 10. Directors and Executive Officer of the Registrant

There are no officers of the Registrant. The Registrant is managed by the Managing Owner.

The key officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Mr. Kenneth A. Shewer (born 1953), has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He has been Chairman of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum & Co., Inc. (“Pasternak, Baum”) an international cash commodity firm, from June 1975 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

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

Ms. Esther Eckerling Goodman (born 1952), has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She has been Chief Operating Officer and Senior Executive Vice President of the Managing Owner since joining the Managing Owner in July 1986. Ms. Goodman had been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program which, in 1979, became the trading system for Westchester Commodity Management, an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in 1974.

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

1

Mr. Marc J. Oppenheimer(born 1957), has been a principal of the Managing Owner since February 16, 2005. He also serves as Executive Vice President of Kenmar Global Investment Management, Inc. Mr. Oppenheimer served as President and Chief Executive Officer of Crystallex International Corporation (AMEX: KRY) from February 1995 to September 2003 and served as its Vice Chairman from September 2003 to May 2004. He is currently a member of the Crystallex board of directors. From December 2002 to October 2003, Mr. Oppenheimer served as a director of IDT and currently serves as a Director for its telecom/VOIP unit Net2Phone. From 1991 to 1994, he served as Executive Vice President and Chief Financial Officer of Concord Camera Corp. (NASDAQ: LENS), a multi-national, publicly traded company. From 1990 to 1991 he served as Director for International Trade and Merchant Banking at Midlantic National Bank and from 1980 to 1985, Mr. Oppenheimer served as a lending officer in the International Commodity Financing Division of Chase Manhattan Bank, in the capacity of Assistant Treasurer and Second Vice President. Mr. Oppenheimer graduated with a BS with Honors in Management and Industrial Relations from New York University College of Business and Public Administration and an MBA with Honors in Finance from New York University’s Graduate School of Business Administration.

Ms. Maureen D. Howley (born 1967), has been a principal of the Managing Owner since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She is responsible for corporate finance. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity trading advisor (“JWH”), where she held positions of increasing responsibility from September 1996 to July 2001. She began her career at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. Lawrence S. Block (born 1967) has been a Senior Vice President and General Counsel of the Managing Owner since joining the Managing Owner in March 2005. Prior to joining the Managing Owner, Mr. Block was a Managing Director and General Counsel of Lipper & Company, L.P., a New York–based investment management firm, from January 1998 until March 2005. Prior to joining Lipper & Company, Mr. Block was a senior associate at the law firm Cadwalader, Wickersham & Taft in New York from May 1996 through December 1997. Mr. Block also worked as an associate at the law firm Proskauer Rose Goetz & Mendelsohn from September 1992 through May 1996. Mr. Block received a B.S. in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill in 1989 and a J.D. from the University of Pennsylvania School of Law in 1992. Mr. Block's registration as a principal of the Managing Owner has been effective since March 17, 2005. His registration as an Associated Person of the Managing Owner is pending with the National Futures Association.

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

Mr. Peter J. Fell (born 1960), Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch

2

Investment Partners Inc. (“MLIP”). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP’s Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and a M.B.A. in Finance from Columbia University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of such Limited Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of the Registrant’s Limited Interests. Each of Esther E. Goodman, Braxton Glasgow, III and Maureen D. Howley failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3. Each of these persons has since made all appropriate filings. Other than as set forth above, all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

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

3

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 18, 2005, Preferred maintains a 1% Managing Owner Interest in the Registrant. As of March 18, 2005, all of Preferred Investment Solutions Corp. stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of March 18, 2005, the following officers of the Managing Owner are deemed to own beneficially the following number of Interests issued by the Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman
	51 Weaver Street
	Building One South, 2nd Floor
	Greenwich, Connecticut 06831	707 General Interests (*)	100%

General Interests	Kenneth A. Shewer
	51 Weaver Street
	Building One South, 2nd Floor
	Greenwich, Connecticut 06831	707 General Interests (*)	100%

General Interests	Esther E. Goodman
	51 Weaver Street
	Building One South, 2nd Floor
	Greenwich, Connecticut 06831	707 General Interests (**)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

No other officer or director of the Managing Owner beneficially owns any Interest.

As of March 18, 2005, no person beneficially owns more than five percent (5%) of the outstanding Limited Interests issued by the Registrant.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of September, 2005.

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

	By: /s/ Kenneth A. Shewer	Date: September 16, 2005
Kenneth A. Shewer
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on September 16, 2005.

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

	By: /s/ Kenneth A. Shewer	Date: September 16, 2005
Kenneth A. Shewer
Chairman and Director
(Principal Executive Officer)

	By: /s/ Maureen D. Howley	Date: September 16, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer for the Trust)