Form 10-Q
period 2005-09-30
FUTURES STRATEGIC TRUST
filed 2005-11-14
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURES STRATEGIC TRUST

(formerly Prudential Securities Strategic Trust)

FINANCIAL STATEMENTS

UNAUDITED

September 30, 2005

FUTURES STRATEGIC TRUST

STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$6,477,514	$7,685,481
Net unrealized gain on open futures contracts	59,090	75,883
Net unrealized gain on open forward contracts	18,412	0
Interest receivable	6,798	0

Total assets	$6,561,814	$7,761,364

LIABILITIES
Redemptions payable	$227,844	$91,590
Net unrealized loss on open forward contracts	0	31,967
Management fees payable	7,722	9,127
Incentive fees payable	0	42,581
Accounts payable	5,541	45,451

Total liabilities	241,107	220,716

Commitments

TRUST CAPITAL
Limited interests (61,130.480 and 69,104.765 interests outstanding) at September 30, 2005 and December 31, 2004	6,254,004	7,464,282
General interests (652 and 707 interests outstanding) at September 30, 2005 and December 31, 2004	66,703	76,366

Total trust capital	6,320,707	7,540,648

Total liabilities and trust capital	$6,561,814	$7,761,364

See accompanying notes.

FUTURES STRATEGIC TRUST

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005		December 31, 2004
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	2.24%	$141,547	(0.02)%	$(1,621)
Currencies	(3.06)%	(193,396)	0.74%	55,785
Interest rates	(1.03)%	(65,007)	0.37%	28,147
Stock indices	0.44%	27,521	0.88%	66,473

Net unrealized gain (loss) on futures contracts purchased	(1.41)%	(89,335)	1.97%	148,784

Futures contracts sold:
Commodities	(0.50)%	(31,871)	(0.10)%	(7,276)
Currencies	1.17%	74,055	(0.62)%	(47,103)
Interest rates	1.79%	113,154	(0.15)%	(11,344)
Stock indices	(0.11)%	(6,913)	(0.09)%	(7,178)

Net unrealized gain (loss) on futures contracts sold	2.35%	148,425	(0.96)%	(72,901)

Net unrealized gain on futures contracts	0.94%	$59,090	1.01%	$75,883

Forward contracts purchased:
Net unrealized gain on forward contracts purchased	0.22%	$13,776	0.23%	$17,419
Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	0.07%	4,636	(0.65)%	(49,386)

Net unrealized gain (loss) on forward contracts	0.29%	$18,412	(0.42)%	$(31,967)

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Realized gain (loss) on commodity transactions	$76,612	$(215,573)	$(75,730)	$(57,686)
Change in net unrealized gain on open commodity transactions	92,754	374,086	33,586	101,800
Interest income	41,187	23,779	125,531	64,087

Total revenues	210,553	182,292	83,387	108,201

Expenses
Commissions	120,178	129,723	387,784	424,866
Management fees	22,695	24,313	72,179	80,839
Incentive fees	0	0	31,458	88,024

Total expenses	142,873	154,036	491,421	593,729

NET INCOME (LOSS)	$67,680	$28,256	$(408,034)	$(485,528)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$1.04	$0.39	$(6.06)	$(6.44)

Weighted average number of limited and general interests outstanding	64,804	72,261	67,373	75,352

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Nine Months Ended September 30, 2005
Trust capital at December 31, 2004	69,811.765	$7,464,282	$76,366	$7,540,648
Net (loss) for the nine months ended September 30, 2005		(403,998)	(4,036)	(408,034)
Redemptions	(8,029.285)	(806,280)	(5,627)	(811,907)

Trust capital at September 30, 2005	61,782.480	$6,254,004	$66,703	$6,320,707

Nine Months Ended September 30, 2004
Trust capital at December 31, 2003	79,240.463	$8,058,219	$81,428	$8,139,647
Net (loss) for the nine months ended September 30, 2004		(480,660)	(4,868)	(485,528)
Redemptions	(8,593.801)	(837,110)	(8,452)	(845,562)

Trust capital at September 30, 2004	70,646.662	$6,740,449	$68,108	$6,808,557

	Net Asset Value Per Limited and General Interest
	September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
	$102.31	$108.01	$96.37	$102.72

See accompanying notes.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2005, the statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the statements of changes in trust capital for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Futures Strategic Trust as of September 30, 2005, and the results of its operations for the three months and nine months ended September 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

Effective October 1, 2004, Preferred began performing such services for the Trust with the exception of brokerage services, Preferred pays all of the costs of such services.

The Trust’s assets are maintained in either trading or cash accounts with the brokers for margin purposes. The brokers credit the Trust monthly with 80% of the interest it earns on the average net assets in the Trust’s accounts and pays the remaining 20% to Preferred. Starting September 1, 2005, 100% of the interest is credited to the Trust.

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

The costs charged to the Trust for brokerage services for the nine months ended September 30, 2005 and 2004 were $387,784 and $424,866, respectively, and for the three months ended September 30, 2005 and 2004 were $120,178 and $129,723, respectively.

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

The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreements among the Trust, the Managing Owner and each trading manager, the Trust shall automatically terminate a trading manager if the net asset value allocated to that trading manager declines by 33-1/3% from the value at the beginning of any year or since the initial allocation of assets to the trading manager. Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PEG. At September 30, 2005 and December 31, 2004, such segregated assets totaled $4,485,931 and $2,534,394, respectively. Part 30.7 of the CFTC regulations also requires PEG to secure assets of the Trust related to foreign futures trading which totaled $2,607,371 and $5,226,970 at September 30, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2005, substantially all of the Trust’s open futures and forward contracts mature within twelve months.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months and nine months ended September 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance (for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$101.16	$95.90	$108.01	$102.72

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	2.71	2.24	(0.27)	0.59
Interest income(1)	0.64	0.32	1.86	0.85
Expenses(1)	(2.20)	(2.09)	(7.29)	(7.79)

Net increase (decrease) for the period	1.15	0.47	(5.70)	(6.35)

Net asset value per interest at end of period	$102.31	$96.37	$102.31	$96.37

Total Return:(3)
Total return before incentive fees	1.14%	0.49%	(4.82)%	(5.00)%
Incentive fees	0.00%	0.00%	(0.46)%	(1.18)%

Total return after incentive fees	1.14%	0.49%	(5.28)%	(6.18)%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2),(4)	(6.33)%	(7.56)%	(6.45)%	(7.88)%
Incentive fees(3)	0.00%	0.00%	(0.46)%	(1.18)%

Net investment loss after incentive fees	(6.33)%	(7.56)%	(6.91)%	(9.06)%

Interest income(4)	2.56%	1.38%	2.42%	1.14%

Incentive fees(3)	0.00%	0.00%	0.45%	1.18%
Other expenses(4)	8.89%	8.94%	8.88%	9.02%

Total net expenses	8.89%	8.94%	9.33%	10.20%

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

FUTURES STRATEGIC TRUST

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

This Report includes forward-looking statements that reflect the Managing Owner’s current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results (upon commencement of trading), performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Managing Owner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests for the three months and nine months ended September 30, 2005 were $412,350 and $806,281, respectively. Redemptions of general interests for the three and nine months ended September 30, 2005 were $5,627. Redemptions of limited interests and general interests from May 1, 1996 (commencement of operations), through September 30, 2005 were $56,782,692 and $458,440, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2005, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets of the Trust are held in cash, which is used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. The brokers credit the Trust monthly with 80% of the interest it earns on the equity balances in these accounts and pays the remaining 20% to the Managing Owner, for July and August 2005. Starting September 1, 2005, 100% of the interest will be credited to the Trust.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2005, the Trust had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Results of Operations

The net asset value per interest as of September 30, 2005 was $102.31, a decrease of 5.28% from the December 31, 2004 net asset value per interest of $108.01 and an increase of 1.14% from the June 30, 2005 net asset value per interest of $101.16. Past performance is not necessarily indicative of future results.

The Trust’s gross trading gains/(losses) before commissions were $169,000 and $(42,000) during the three months and nine months ended September 30, 2005, respectively, compared to trading gains of $159,000 and $44,000 for the corresponding periods in the prior year. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Quarterly Market Overview

The U.S. economy had a reasonably positive third quarter, despite higher petroleum and natural gas prices and two major hurricanes at quarter’s end that caused significant damage in New Orleans and the Gulf Coast region. A strong U.S. dollar was an evident factor throughout the third quarter. The final report on the second quarter Gross Domestic Product (“GDP”), released at the end of September, showed the U.S. economy growing at a 3.3% annual rate. Consumer spending and a large trade deficit were major contributors to the final second quarter number. For the third quarter, the forecasts are mostly running around an annual rate of 3.5%, notwithstanding $3 per gallon gasoline and rising natural gas prices that are expected to cause higher home heating bills.

The Federal Reserve (“Fed”) increased its emphasis on inflation throughout the third quarter, as evidenced not only by the Federal Open Market Committee (“FOMC”) minutes, but also by speeches from Chairman Greenspan and a number of Fed members. The FOMC continued to raise rates during the third quarter, ignoring pleas from politicians and economists to pause after the hurricanes. In addition, the statement from the September 20 meeting made it appear that the FOMC may continue raising rates. Treasury yields have been slow to reflect this but the 10-year note ended the third quarter at 4.25%, up from 3.94% at June 30. The yield curve has been flattening almost all year and the spread between the 2 and 10-year notes was 14 to 15 points at the end of September, slightly above the 4 year low of 12 points.

Third quarter economic data included steady housing numbers and decent employment figures. However, consumer confidence was clearly shaken by gas prices and the hurricanes. In particular, the September University of Michigan Sentiment Index disappointed economists with a decline to 76.9 from 89.1 in August and 96.7 in July. Among other reports, personal income and spending ended the quarter on a weak note and the nation’s savings rate fell to a record low of minus 0.7%.

The major European and Asian economies were reasonably strong this quarter, despite high energy prices. In Europe, the European Central Bank (“ECB”) left rates unchanged during the quarter, extending the existing 2% rate. While there was periodic speculation that it was leaning toward higher rates, and ECB President Claude Trichet stepped up his inflation rhetoric, the ECB continues to maintain the same rate that has existed since November 2003 with little prospect of any change this year. While the Bank of England lowered its base rate by 25 points at its August 4 meeting, that is considered a one-time event as recent U.K. data does not indicate any additional moves in the near future.

A significant event in Europe during the third quarter was the German elections, which ended in a virtual tie between Gerhard Schroeder and Angela Merkel. This created a great deal of uncertainty and lessened prospects of any imminent economic reform. At the end of September, the situation was still unresolved but appeared to be moving toward a coalition solution, a result that may limit reform potential.

In the third quarter, the Organization of Economic Cooperation and Development (“OECD”) increased its GDP forecasts for France and Italy but lowered them for Germany and the U.K. France was increased to 1.6% from 1.4% and Italy was increased to a positive 0.2% from a negative 0.6%. Germany was downgraded to 1.0% from 1.2% and the U.K. was decreased to 1.9% from 2.4%. The August unemployment rate for Germany was unchanged at 11.6% while France’s unemployment rate edged below 10% for the first time in 2 years.

In Asia, the reelection of reform-minded Prime Minister Koizumi was received favorably, leading to a rally in the Nikkei to 13,678, a level not seen since May 2001. Japan’s economic data also pointed to growth, including strong consumer sector numbers. Despite a period of increasing oil prices, August industrial production grew at a 1.2% pace, extending the recent positive trend. The OECD raised its 2005 GDP projection for Japan to 1.8% from 1.5%. Meanwhile, China, Korea and India continue to see strong economic expansion while inflationary pressures appear to be under reasonable control.

Currencies: The U.S. dollar had a strong September and a solid third quarter against the euro, Japanese yen and British pound. In late September, the People’s Republic of China central bank widened the yuan’s trading band against the Japanese yen, euro and Hong Kong dollar to 3.0% from 1.5%. The U.S. dollar remained at 0.3%. China described the move as necessary to curb speculation that could be harmful to the yuan.

The Bank of Canada raised its overnight interest rate by 25 basis points to 2.75% on September 7. The accompanying statement was unclear as to whether further rate hikes were likely. The Canadian dollar ended September at 86.03 cents to the U.S. dollar compared to 83.66 cents to the U.S. dollar at the end of the second quarter. In other currencies, the Australian dollar ended the quarter at 76.27 cents to the U.S. dollar and the South African rand was at 6.37 rand to the U.S. dollar.

Energies: Natural gas prices hit record highs in September increasing 80% for the quarter. Hurricanes Katrina and Rita were the primary reasons for the increase. Repairing the vast damage to natural gas facilities in the Gulf (including rigs, pipelines and processing facilities) is taking far longer than expected. It is expected that it will be weeks before facilities are near normal and months before they are fully operational.

As to the petroleum sector, the third quarter also saw higher prices, albeit less than natural gas. Crude rose 13%, heating oil increased 23% and unleaded petroleum rose 44% in the third quarter. At the end of the quarter, the U.S. Minerals Management Service estimated that 97.8% of daily oil production in the Gulf was still offline. As with natural gas, repairs are taking considerably longer than originally anticipated. President Bush announced two releases from the strategic petroleum reserve and OPEC increased quotas by 500,000 barrels; however, given refinery capacity problems, these actions had minimal impact.

Grains: The corn market saw a continuation of the downward movement that began in July and continued throughout the months of August and September as each month’s respective USDA Supply/Demand Report confirmed the existence of a strong U.S. crop. Also, Hurricanes Katrina and Rita and the accompanying 300-mile wide band of rain proved more beneficial to the crop, in the form of irrigation, than the damage done by the 30 mile wide band of destructive winds. Soybeans followed much the same pattern as corn in the third quarter. The wheat market saw a commensurate pricing pattern develop during the third quarter.

Indices: The Dow Jones Industrial Average (“DJIA”), the NASDAQ and the S&P 500 indices each ended September higher, notwithstanding two major hurricanes and sharply higher gasoline and natural gas prices. For the DJIA, it was its first September gain in seven years.

Foreign markets outperformed the U.S. in almost all cases. The Nikkei ended the quarter at 13,678, a level not seen since May 2001, despite a period of higher oil prices. Stocks may have also benefited from a weaker yen, which encourages exports.

Other regional markets ended the quarter higher. Korea’s Kospi, which is attracting global investor attention, rose to record levels. Natural resource equities helped the Australian All Ordinary Index.

European markets were strong throughout September in part because of a number of announced merger and acquisition deals, and the U.S. dollar rally. Technology, energy and mining issues were leading performers. European companies have been able to increase profits despite lackluster, albeit slightly improved, economic growth, high oil prices and concerns surrounding the U.S. economy.

Interest Rates: In the third quarter, U.S. Treasuries turned in their weakest quarter since the second quarter of 2004. The pattern of a flattening yield curve, prevalent for most of the quarter, was extended in September as the spread between the 10-year note and the 2-year narrowed to 14 points, just off the 4 year low of 12 basis points. Many fixed income experts view an inverted curve as inevitable. The Fed continued to raise rates, and numerous speeches from various Fed governors made it clear that the FOMC was not finished.

In Europe, the ECB held rates at 2.0%, a level that has stayed constant since November 2003. After cutting rates 25 basis points at its August 4 meeting, the Bank of England took no action in September, and recent economic data seems to indicate no further change this year. While the Bank of Canada followed the U.S. by raising rates 25 basis points, the Reserve Bank of Australia made no move. U.S. securities continue to benefit from a distinct yield advantage over most of their major competitors, including 115 basis points over the German Bund, the highest in 5 years. Foreign demand for U.S. Treasuries remains strong among central banks and private investors in Europe, Asia and the Middle East.

Metals: The third quarter, but especially September, was strong for precious metals, particularly gold. The gold rally occurred during a period of significant U.S. dollar strength. Increasing oil prices aroused inflation concerns and gold prices indicate growing underlying inflation pressures, similar to concerns expressed by the FOMC. The September hurricanes and their potential inflationary implications and ongoing concerns regarding the Middle East added to gold’s performance.

Copper turned in a strong third quarter as well and is now up 33.6% year-to-date thru September 30 within the Dow Jones AIG Index. Aluminum followed the lead of copper at times, albeit in a far less buoyant pattern, although it weakened somewhat toward the end of the quarter. Nickel saw rising warehouse stocks as it lost 9.1% in September and 6.02% for the third quarter. Zinc was 13.46% higher in the third quarter.

Softs: The third quarter was difficult for the cocoa market. The situation in the Ivory Coast is relatively unchanged from what it was earlier in the year. Ivorian President Gbagbo confirmed that elections would not be held on October 30 as previously scheduled. The situation is likely to remain in chaos for weeks and there is potential for renewed violence. Given that the peak harvest season is approaching, uncertainty remains.

The coffee market experienced high volatility following Hurricane Katrina. There was a growing concern for coffee beans stored in New Orleans, which amounted to approximately 25% of total stocks in the U.S. The level of damage remains unknown but a clearer picture will develop by mid October. Brazil’s output has proven disappointing and thus a sharp decline also seems improbable.

Sugar prices increased in the third quarter, bringing its 2005 gain to 24%. Sugar is benefiting from strong overall demand, including that related to ethanol production. The latest figures from India, the world’s number one consumer, indicate domestic demand exceeding production for the third consecutive year as that nation’s standard of living improves. Brazil is exporting less sugar, instead diverting it to ethanol production. On the negative side, the European Union has been unloading large tonnage in recent weeks which might serve to temper the market.

The month of September saw a reversal for cotton prices in the third quarter. Sellers backed away from the market as a result of the fears of, and actual damage to the crop, at the hands of hurricanes Katrina and Rita.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which the Trust traded:

Currencies (-): Escalating energy prices, strong demand for U.S. securities and concerns over a general slowing of the global economy affected the currency markets during the quarter. Losses were generated from long positions in the Japanese yen and British pound as well as short positions in the Canadian dollar.

Energies (+): Concerns over refining capacity as well as the lack of supply for increasing global demand were elevated to new heights in the wake of Hurricane Katrina. Record highs were experienced in both crude oil and natural gas during the quarter, and gains were achieved on long positions in both, as well as unleaded gasoline.

Grains (-): The possibility of a drought and limited supply turned into an abundant crop after the rains associated with the hurricanes Katrina and Rita provided ample irrigation. Long positions in corn and soybean meal were losers.

Indices (+): The major equity indices in Western Europe, Japan and Australia were strong throughout the quarter. The Trust’s largest gains were achieved through long positions in the TOPIX, the DAX, and CAC-40 indices.

Interest Rates (-): Short-term volatility increased as global bond markets reacted to news on economic growth and central bank monetary policy activity. The Trust’s losses were attributable to long positions in the Japanese Government Bond, German Bund and U.S. Treasury Bond.

Metals (+): Concerns over inflation and a possible slowing global economy drove gold prices to a new 17 year high in September. Gains were made on long positions in gold and copper.

Softs (+): The sector experienced a positive return for the quarter based on long positions in sugar.

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Trust, as well as assumptions made by, and information currently available to, the Trust. A number of important factors should cause the Trust’s actual results, performance or achievements for 2005 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

Interest income is earned on the cash balances held at the broker and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income increased by $17,000 and $61,000 for the three months and nine months ended September 30, 2005 as compared to the corresponding periods in 2004. This increase was primarily due to higher interest rates during 2005 versus 2004.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by $10,000 and $37,000 for the three months and nine months ended September 30, 2005 as compared to the corresponding periods in 2004. This decrease was primarily due to the decline in average net asset levels, as a result of redemptions and net losses.

At September 30, 2005, all trading decisions were made by Bridgewater Associates, Inc. and Graham Capital Management, LP. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $2,000 and $9,000 for the three months and nine months ended September 30, 2005 as compared to the corresponding periods in 2004. This decrease was primarily due to the decline in average net asset levels, as a result of redemptions and net losses.

Incentive fees are based on the “New High Net Trading Profits” generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. Incentive fees for the nine months ended September 30, 2005 and 2004 were $31,000 and $88,000, respectively. No incentive fees were incurred during the three months ended September 30, 2005 and 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration concluded that the Trust’s disclosure controls and procedures are effective.

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

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp. Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: November 14, 2005
Kenneth A. Shewer Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: November 14, 2005
Maureen D. Howley Senior Vice President and Chief Financial Officer

	By:	/s/ David K. Spohr	Date: November 14, 2005
David K. Spohr Vice President and Director of Fund Administration