Form 10-K
period 2005-12-31
FUTURES STRATEGIC TRUST
filed 2006-04-03
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23885

FUTURES STRATEGIC TRUST

(Exact name of Registrant as specified in its charter)

Delaware	13-7075398
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Interests

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Interest holders for the year ended December 31, 2005 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

FUTURES STRATEGIC TRUST

(a Delaware Business Trust)

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

The Trading Managers

At inception of the Registrant’s trading activities, Willowbridge Associates Inc. (“Willowbridge”) made all the Registrant’s commodity trading decisions. During July 1998, Willowbridge ceased trading approximately 50% of the Registrant’s assets and, during August 1998, these assets were reallocated to Bridgewater Associates, Inc. (“Bridgewater”). As of February 15, 2000, Willowbridge ceased to serve as a trading manager to the Registrant when the remaining assets allocated to Willowbridge, after adjusting for redemptions, declined by greater than 33-1/3% from their balance at the beginning of the year. On July 5, 2000, these assets were reallocated to Gamma Capital Management, LLC (“Gamma”). As of January 31, 2003 Gamma was terminated as a trading manager to the Trust. On February 14, 2003 the Managing Owner and the Trust entered into an advisory agreement with Graham Capital Management, LP (“Graham”) to manage a portion of the Trust’s assets. Pursuant to the advisory agreement, Graham is to be paid a monthly management fee equal to 1/6 of 1% (2% annually) and an incentive fee of 20% of the “New High Net Trading Profits” on the portion of Trust assets allocated to Graham, the same as was paid to Gamma. Graham does not have to recoup Gamma’s cumulative trading losses before earning any incentive fees. As a result of the changes in the Registrant’s independent commodity trading managers as discussed above, during a majority of July and August 1998, February 16, 2000 through July 4, 2000, as well as from February 1, 2003 through February 13, 2003, a portion of the Registrant’s assets were not allocated to commodities trading and, as a result, were not subject to management fees and commissions. The monthly management fees paid on traded assets and the quarterly incentive fees paid on “New High Net Trading Profits” (as defined in each advisory agreement among the Registrant, Managing Owner and each trading manager) to each trading manager are as follows:

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to the Registrant’s financial statements included in its annual report to interest holders for the year ended December 31, 2005 (the “Registrant’s 2005 Annual Report”), which is filed as an exhibit hereto.

Available information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 459 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Trust does not maintain a website where these reports are posted. However, the Trust’s filings are posted on the SEC’s website at htttp://www.sec.gov.

Item 1A. Risk Factors

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Units

Each Advisor selected by the Managing Owner to manage the assets of each Trust has a performance history through the date of its selection by The Managing Owner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Trust that is comparable to that Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperform the past performance records included in their prospectuses.

Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Trust.

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause the Trust to Incur Substantial Losses.

The markets in which each Trust trades are speculative, highly leveraged and involve a high degree of risk. Each Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that any Trust will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does each Trust, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Trust. Market volatility will increase the potential for large losses. Market volatility and leverage mean that any Trust could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

Each Trust is subject to the fees and expenses which are payable irrespective of profitability in addition to performance fees which, are payable based on the profitability of such Trust, or if a multi-advisor fund, upon each advisors performance. Consequently, the expenses of each Trust could, over time, result in significant losses to your investment therein.

Market Conditions May Impair Profitability

The trading systems used by certain Advisors are technical, trend-following methods. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Units of any Trust being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events.

Discretionary Trading Strategies May Incur Substantial Losses

Discretionary traders, while they may utilize market charts, computer programs and compilations of quantifiable fundamental information to assist them in making trading decisions, make such decisions on the basis of their own judgment and “trading instinct,” not on the basis of trading signals generated by any program or model. Such traders may be more prone to subjective judgments, which may have greater potentially adverse effects on their performance than systematic traders, which emphasize eliminating the effects of “emotionalism” on their trading. Reliance on trading judgment may, over time, produce less consistent trading results than implementing a systematic approach. Discretionary traders, like trend-following traders, are unlikely to be profitable unless major price movements occur. Discretionary traders are highly unpredictable, and can incur substantial losses even in apparently favorable markets.

Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will generally rely to some degree on judgmental decisions concerning, for example, what markets to follow and commodities to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular commodity. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses.

Decisions Based Upon Fundamental Analysis May Not Result in Profitable Trading

Traders that utilize fundamental trading strategies attempt to examine factors external to the trading market that affect the supply and demand for a particular futures and forward contracts in order to predict future prices. Such analysis may not result in profitable trading because the analyst may not have knowledge of all factors affecting supply and demand, prices may often be affected by unrelated factors, and purely fundamental analysis may not enable the trader to determine quickly that previous trading decisions were incorrect. In addition, because of the breadth of fundamental data that exists, a fundamental trader may not be able to follow developments in all such data, but instead may specialize in analyzing a narrow set of data, requiring trading in fewer markets. Consequently, a fundamental trader may have less flexibility in adverse markets to trade other futures and forward markets than traders that do not limit the number of markets traded as a result of a specialized focus.

Increase in Assets Under Management May Affect Trading Decisions

The more equity an Advisor manages, the more difficult it may be for that Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require one or more of the Advisors to modify trading decisions for the Trust, which could have a detrimental effect on your investment in such Trust.

You cannot be Assured of the Advisors’ Continued Services Which May Be Detrimental to Trust

You cannot be assured that any Advisor will be willing or able to continue to provide advisory services to the Trust for any length of time. There is severe competition for the services of qualified trading advisors, and a Trust may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Advisor may require the Trust to pay higher fees in order to be able to retain such Advisor.

Limited Ability to Liquidate Your Investment

There is no secondary market for the Units. While the Units have redemption rights, there are restrictions, and possible fees assessed. Transfers of Units are subject to limitations, and the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for the Trust. The large size of the positions which an Advisor is expected to acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and the Trust will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

Because No Trust Acquires Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in a Trust does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while the Trust trades unprofitably.

Failure of Futures Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, no Trust can be expected to be automatically profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units of such Trust and such Trust may have no gains to offset your losses from other investments.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

Advisors are expected to engage in some or all of its trading on behalf of the Trust on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, each Trust will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges by any Trust to which such Investors would not have been subject had the Advisors limited their trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Trust is subject to actual and potential conflicts of interests involving the Managing Owner, the Advisors, and various brokers and servicing agents. The Managing Owner, the Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s business, which also presents the potential for numerous conflicts of interest with the Trust. As a result of these and other relationships, parties involved with the Trust have a financial incentive to act in a manner other than in the best interests of the Trust and its Unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the various Trust.

The Trust may be subject to certain conflicts with respect to its Clearing Broker, its Futures Broker, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the Clearing Broker, the Futures Broker and executing brokers.

Unitholders Taxed Currently

Unitholders of a Trust are subject to tax each year on their allocable share of the income or gains (if any) of such Trust, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Unitholders in respect of any Trust. Consequently, Unitholders of a Trust will be required either to redeem Units or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by such Trust.

In comparing the profit objectives of each Trust with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of each Trust, on the other hand, a significant portion of any appreciation in the Net Asset Value per Unit must be paid in taxes by the Unitholders of such Trust every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Unitholders of a Trust will be taxed currently on their allocable share of the income or gains of such Trust, if any, the Trust may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Unitholders of a Trust may be required to treat the amount of Incentive Fees and other expenses of such Trust as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (“the IRS”) may object. If a substantial portion of the fees and other expenses of a Trust were characterized as “investment advisory fees,” an investment in such Trust might no longer be economically viable.

Taxation of Interest Income Irrespective of Trading Losses

With respect to each Trust, the Net Asset Value per Unit reflects the trading profits and losses as well as the interest income earned and expenses incurred by such Trust. However, losses on such Trust’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate Unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Unitholder would have incurred a net loss in the Net Asset Value of such Unitholder’s Units equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Unitholders could result in such Unitholders having a tax liability in respect of their investment in a Trust of the Trust despite incurring a financial loss on their Units of such Trust.

Possibility of a Tax Audit of Both the Trust and the Unitholders

There can be no assurance that the tax returns of each Trust will not be audited by the IRS. If such an audit results in an adjustment, Unitholders of such Trust could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of any Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, any Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to such Trust (for example, Treasury bills deposited by such Trust with the clearing broker as margin) was held by the clearing broker.

Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, Unitholders do not have such basic protections with respect to the trading in forward contracts by any Trust. This lack of regulation in these markets could expose a Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties. Each Trust also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the applicable Trust could suffer significant losses on these contracts.

Regulatory Changes or Actions May Alter the Nature of an Investment in the Trust

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools such as the Trust, publicly distributed in the United States. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in any Trust.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.

Trust Trading is Not Transparent

Trading decisions in respect of each Trust, are made by the Advisor or Advisors. While the Managing Owner receives daily trade confirmations from the Clearing Broker and foreign exchange dealers, such information is not provided to Unitholders and each Trust’ trading results are reported to the Unitholders. Accordingly, an investment in a Trust does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Trust.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Each Trust may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. Because there is no exchange or clearing- house for these contracts, the Trust will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, no Trust will receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of the Trust or any Trust Before Expiration of its Stated Term

As Managing Owner, the Managing Owner may withdraw from the Trust, which would cause the Trust to terminate unless a Substitute Managing Owner was appointed. Other events, such as a long-term substantial loss suffered by any Trust, could also cause such Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Clearing Broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Registrant does not own or use any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of Preferred.

Certain administrative services are provided by DPM Mellon which is located at 400 Atrium Drive, Somerset, New Jersey 08873.

Item 3. Legal Proceedings

There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 4. Submission of Matters to a Vote of Interest Holders

None

PART II

Item 5. Market for the Registrant’s Interests, Related Interest Holder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Interests is incorporated by reference to Note 1 to the Registrant’s 2005 Annual Report, which is filed as an exhibit hereto.

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

As of March 10, 2005, there were 426 holders of record owning 58,816.728 Interests, which includes 604 general interests.

Item 6. Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 3 through 15 of the Registrant’s 2005 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Total revenues (including interest)	$42,356	$1,133,877	$2,074,858	$1,340,965	$46,410
Net income (loss)	$(586,703)	$336,524	$1,345,782	$543,531	$(905,292)
Net income (loss) per weighted average Interest	$(8.99)	$4.54	$15.44	$5.11	$(6.96)
Total assets	$5,977,060	$7,761,364	$8,246,373	$8,584,796	$9,569,029
Net asset value per Interest	$99.36	$108.01	$102.72	$87.29	$82.31

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

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests recorded for the years ended December 31, 2005, 2004 and 2003 were $1,022,214, $927,071 and $1,723,634, respectively. Redemptions by the Managing Owner for the years ended December 31, 2005, 2004 and 2003 were $10,396, $8,452 and $17,348, respectively. Redemptions of limited interests and general interests from the commencement of operations, May 1, 1996, to December 31, 2005 totaled $56,998,226, and $463,209, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At December 31, 2005, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets of the Trust was held in cash, which was used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. Through August 31, 2005, the broker credited the Trust monthly with 80% of the interest it earns on the equity balances in these accounts and paid the remaining 20% to the Managing Owner. Effective September 1, 2005 the broker credits the Trust 100% of the earned interest on such equity accounts.

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

Since the Trust’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust’s exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust’s speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond the Trust’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring the Trust’s trading managers to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 6 of the 2005 financial statements for a further discussion of the credit and market risks associated with the Trust’s futures and forward contracts.

The Trust does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2005, the Trust had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risk service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

The Trust’s contractual obligations are with the Managing Owner, the Trading Advisor and its commodity broker. Payments made under the Trust’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Trust’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of the Trust’s Net Asset Value. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of the Registrant’s 2005 Annual Report.

Results of Operations

The net asset value per Interest as of December 31, 2005 was $99.36, a decrease of 8.01% from the December 31, 2004 net asset value per Interest of $108.01, which was an increase of 5.15% from the December 31, 2003 net asset value per Interest of $102.72. The CISDM CPO Asset Weighted Index (formerly the Zurich Fund/Pool Qualified Universe Index) returned 5.97% and 3.22% for the years ended December 31, 2005 and 2004, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessarily indicative of future results.

The Trust’s trading gains/(losses) before commissions were approximately $(142,000), $1,036,000 and $1,975,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s 2005 trading results is presented below.

2005 was an eventful year in the global economic markets. The rise in global energy prices to historic highs was a primary factor that dominated the global economy, along with many other economic, geopolitical and social issues.

The U.S. equity markets lagged most foreign equity markets in 2005. The Dow Jones Industrial Index had its first annual loss since 2002, while the technology oriented Nasdaq Index had a modest 1% gain and the S&P 500 Index gained 3% for the year. Overall corporate earnings exceeded expectations for most of the year, including the third and fourth quarters. The impact of several hurricanes, high energy prices and rising interest rates were among the negative factors for the year.

European equity markets out-performed the U.S. equity markets by a significant margin for much of the year, with the fourth quarter being particularly strong. Among the three major indices, the German DAX gained 27%, the French CAC 40 gained 23% and the British FTSE 100 was up 17%. Asian equities were stronger than European equities, as South Korea’s Kospi increased 54% and Japan’s Nikkei rose 40%. The Nikkei finished the year with seven consecutive monthly gains. Australia’s All Ordinaries increased 17%.

One of the notable themes in U.S. interest rates was a flattening yield curve and a gradual trend toward inversion. The inversion finally occurred in December as the 10-year finished with a 4.39% yield versus 4.40% for the 2-year. The inversion was the first in six years. This pattern occurred in the face of 13 consecutive 25 point Federal Open Market Committee rate hikes to 4.25%. In Europe, the European Central Bank raised rates 25 points to 2.25% but this was not considered an indication of a cycle of rate hikes as European economic growth, while improved, remained fairly modest.

The U.S. dollar ended stronger in 2005, not withstanding a volatile trading pattern during the year. For the year, the U.S. dollar rose approximately 15% against the Japanese yen and the Euro. The interest rate differential was the primary factor behind the U.S. dollar’s solid performance. The British pound finished 2005 lower due to weakness in the U.K. economy. As a result of rate increases by the Bank of Canada, the Canadian dollar gradually gained versus the U.S. dollar, ending the year up 4.1%. The Australian dollar declined in 2005 despite rate hikes and strong equity markets. The Russian ruble decreased approximately 3.4% for the year. The full impact of the revaluation of the Chinese renminbi at midyear has yet to be realized.

Crude oil and related products were among the largest gainers in the commodities markets for 2005. Energy prices peaked in the summer, around the time of Hurricanes Katrina and Rita, and declined in October and November. Weather was a contributing influence to the decrease as above normal temperatures continued through the end of the year. Global demand, however, was ever increasing, with China and India in the forefront.

In the metals, gold prices steadily advanced in 2005, particularly in the final quarter of the year. Strong physical and investment demand, particularly from the Far East, was a yearlong feature. European central banks were reserved sellers and a number of other central banks, such as Russia and OPEC nations, increased the amount of gold in their reserve asset portfolios. Additionally, gold assumed the role as an alternative currency in 2005 as traders shied away from the U.S. dollar, Japanese yen and Euro. Silver prices tracked gold for much of the year due to strong physical demand from India in particular. In the base metals, copper prices rose significantly as strong Chinese demand remained a driving force throughout the year.

The Trust’s trading profits were the result of gains in the energy, indices, metals and softs sectors. Net losses for the Trust were experienced in the currencies, grains, and interest rate sectors.

Currencies: (-) The currency sector was down for the year, the result of three negative quarters. Long positions in the Japanese yen, the British pound and the Australian dollar negatively impacted the portfolio in 2005.

Energy: (+) The sector generated net profits for the year, as gains in natural gas and unleaded gas offset losses in crude oil and gas oil trading.

Grains: (-) The grain sector was down for the year, primarily due to long positions in wheat, and long and short positions in corn and soybean meal.

Indices: (+) Despite losses in the first half of the year, the sector ended the year on a positive note. Long positions in the Tokyo Stock Index, the CAC 40 and the IBEX offset losses in the S&P 500 Mini and the NASDAQ 100.

Interest Rates: (-) Profits in the first half of the year were offset by losses in the second half of the year, resulting in a loss for the year. A majority of the loss was attributable to short positions in the British Gilt, and long and short positions in the Eurodollar and U.S. Treasury Bond.

Metals: (+) The metals sector was profitable in three out of the four quarters in 2005, with long positions in gold, copper and zinc providing the largest profits.

Softs: (+) The sector was positive for 2005 primarily due to long positions in sugar in the second half of the year.

Interest income is earned on the equity balances held at the broker and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income increased by approximately $86,000 for the year ended December 31, 2005 as compared to 2004. The increase was primarily due to increasing short term interest rates. Interest income was comparable for the years ended December 31, 2004 and 2003.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $56,000 for the year ended December 31, 2005 as compared to 2004 and decreased by approximately $44,000 for the year ended December 31, 2004 as compared to 2003 due to the decline in average net asset levels.

At December 31, 2005, all trading decisions were made by Graham and Bridgewater. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $13,000 for the year ended December 31, 2005 as compared to 2004 and decreased by approximately $6,000 for the year ended December 31, 2004 as compared to 2003. The decreases were due to the decline in average net asset levels.

Incentive fees are based on the “New High Net Trading Profits” generated by each trading manager, as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager. Incentive fees of approximately $31,000, $131,000 and $12,000 were incurred by the Trust for the years ended December 31, 2005, 2004 and 2003, respectively.

Inflation

Inflation has had no material impact on operations or on the financial condition of the Trust from inception through December 31, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 6 of the Registrant’s 2005 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Total revenues (including interest)	$3,544	$(130,710)	$210,554	$(41,032)
Total revenues (including interest) less commissions	$(134,481)	$(260,291)	$90,375	$(156,558)
Net income (loss)	$(191,510)	$(284,205)	$67,681	$(178,669)
Net income (loss) per weighted average Interest	$(2.76)	$(4.19)	$1.04	$(2.95)

2004:
Total revenues (including interest)	$567,963	$(642,054)	$182,292	$1,025,676
Total revenues (including interest) less commissions	$416,331	$(785,565)	$52,569	$891,318
Net income (loss)	$298,119	$(811,903)	$28,256	$822,052
Net income (loss) per weighted average Interest	$3.83	$(10.71)	$0.39	$11.69

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 18, 2005, the Board of Directors of Preferred dismissed Arthur F. Bell, Jr. & Associates, L.L.C. (“AFB”) as the independent registered public accounting firm for the Registrant. The report of AFB on the Registrant’s financial statements as of and for the fiscal year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope, or accounting principles. AFB was engaged by Futures Strategic Trust on October 1, 2004.

During the Registrant’s most recent fiscal year ended December 31, 2004 and during the period then ended through the date of the most recently filed Form 8-K, the Registrant and the Managing Owner have had no disagreements with AFB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of AFB, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Registrant for such period.

On October 18, 2005, the Board of Directors of the Managing Owner, on behalf of the Registrant, approved the engagement of Deloitte & Touche LLP (“D&T”) as the independent registered public accounting firm for the Registrant. During the Registrant’s two most recent fiscal years and the interim period prior to engaging D&T, neither the Registrant, the Managing Owner, nor anyone on their behalf consulted D&T, on behalf of the Registrant, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Registrant’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer, chief financial officer and director of fund administration concluded that the Registrant’s disclosure controls and procedures are effective.

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

The key officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Mr. Kenneth A. Shewer (born 1953), has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 since August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer’s responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and member of the Board of the Greenwich Roundtable.

Mr. Marc S. Goodman (born 1948) has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 since August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division Mr. Goodman also created and developed Pasternak, Baum’s Laric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments, where he was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman is a member of the American Arbitration Association; while at Pasternak, Baum, he was a member of the National Institute of Oilseeds Products and the American Fats and Oils Association (including its Export Rules Committee).

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization which is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine.

Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable and is a member of the Board of Xethanol Corp.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. (now known as Preferred Investment Solutions Corp., the Managing Owner) and they have occupied their present positions with the Managing Owner since that time.

Ms. Esther Eckerling Goodman (born 1952) has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program which, in 1979, became the trading system for Westchester Commodity Management, an independent commodity-trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Mr. Braxton Glasgow III (born 1953), has been a principal, associated person, branch manager and NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been an Executive Vice President of the Managing Owner since joining the Managing Owner in May 2001. Mr. Glasgow is responsible for business development. Previously, he served as Executive Vice President, Director of Client Services and a Principal at Chesapeake Capital Corp., a commodities trading firm, and as Senior Managing Director at Signet Investment Banking Co. Mr. Glasgow began his career at PricewaterhouseCoopers, where he specialized in mergers and acquisitions and private equity, including extensive work in Europe and the Far East. Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975.

Ms. Maureen D. Howley (born 1967), has been a principal of the Managing Owner since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She is responsible for corporate finance. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity-trading advisor (“JWH”), where she held positions of increasing responsibility from September 1996 to July 2001. She began her career at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

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

Ms. Joanne D. Rosenthal (born 1965), has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. Ms. Rosenthal is Senior Vice President and Director of Portfolio Management and Implementation for the Managing Owner. Prior to joining the Managing Owner in October 1999, Ms. Rosenthal spent nine years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960), Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc (MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP’s Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

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

Mr. James Dodd (born 1951), has been a principal, associated person and NFA associate member of the Managing Owner since February 26, 2002, February 26, 2002 and January 25, 2002, respectively. He is responsible for structuring and marketing investment products to financial institutions and to retail investors via the brokerage and financial consultant channels. Earlier in his career, Mr. Dodd was a senior marketing officer of the Capital Markets Group of Continental Bank in Chicago; President of Signet Investment Banking in Richmond, Virginia; and Managing Director of Financial Institutions Marketing at Chesapeake Capital, a large Richmond-based CTA. Mr. Dodd received an AB degree from Cornell University in 1974 and a M.B.A. degree from the University of Chicago in 1983.

Ms. Florence Y. Sofer (born 1966), has been a principal of the Managing Owner since February 28, 2002. She has been Vice President, Investor Relations/ Communications of the Managing Owner since joining the Managing Owner in November 2001. From 1997 to 2001, Ms. Sofer was the Vice President, Marketing, and a Principal of JWH, where she was responsible for strategic marketing and client communications for the firm and its subsidiaries. From 1994 to 1997, Ms. Sofer was the Marketing Manager at Global Asset Management (“GAM”) where she was involved in the successful development and launch the firm’s mutual fund product line. Ms. Sofer received a B.A. degree from American University in 1988 and a M.B.A. in Marketing from George Washington University in 1992.

Mr. David K. Spohr (born 1963), Vice President and Director of Fund Administration joined the Managing Owner in 2005. He is responsible for the development and execution of the administration group support responsibilities. From 2002 to 2005, Mr. Spohr was a Vice President at Safra Group, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. From 2000 to 2002, he was a consultant to The Safra Group. From 1994-1999, he was Manager of Investment Services for the Bank of Bermuda, supporting private client transactions. From 1993 to 1994, he was the Manager of Global Operations for Highbridge Capital Corporation during the fund’s infancy. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of such Limited Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of the Registrant’s Limited Interests. Each of Lawrence S. Block and David K. Spohr failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 during the Registrant’s most recent fiscal year. Other than as set forth above, all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

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

Code of Ethics

Preferred Investment Solutions Corp. has adopted a code of ethics for its chief executive officer, chief financial officer, director of fund administration, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Preferred Investment Solutions Corp., 900 King Street, Suite 100, Rye Brook, New York 10573 or by calling (914) 307-7000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Interest Holder Matters

As of March 10, 2006, Preferred maintains a 1% Managing Owner Interest in the Registrant. As of March 10, 2006, all of Preferred Investment Solutions Corp. stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred Investment Solutions Corp.’s sole directors.

As of March 10, 2006, the following officers of the Managing Owner are deemed to own beneficially the following number of interests issued by the Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General interests	Marc S. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	604 General interests (*)	100%

General interests	Kenneth A. Shewer 900 King Street, Suite 100 Rye Brook, New York 10573	604 General interests (*)	100%

General interests	Esther E. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	604 General interests (**)	100%

(*)	These interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of March 10, 2006, no owners of interests beneficially own more than five percent (5%) of the limited interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the officers of the Managing Owner.

Reference is made to Notes 1, 3 and 4 to the financial statements in the Registrant’s 2005 Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14. Principal Accounting Fees and Services

Audit Fees and All Other Fees

The principle accountant for the year ended December 31, 2005 was Deloitte & Touche LLP. The principle accountant for the year ended December 31, 2004 was Arthur F. Bell, Jr. & Associates, L.L.C.

Audit Fees

Fees for audit services totaled approximately $51,000 for 2005 ($40,000 to Deloitte & Touche LLP and $11,000 to Arthur F. Bell, Jr. & Associates, L.L.C.) and $28,000 during 2004, respectively, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services by Arthur F. Bell, Jr. & Associates, L.L.C, including tax compliance and tax advice totaled approximately $7,000 and $6,500 in 2005 and 2004, respectively.

We have been advised by Deloitte & Touche LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

			Page in Annual Report
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm incorporated by reference to the Registrant’s 2005 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	1

		Report of Independent Registered Public Accounting Firm – Arthur F. Bell, Jr. & Associates, L.L.C.	2

		Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	3

		Financial Statements:

		Statements of Financial Condition – December 31, 2005 and 2004	4

		Condensed Schedules of Investments – At December 31, 2005 and 2004	5

		Statements of Operations – Three years ended December 31, 2005	6

		Statements of Changes in Trust Capital – Three years ended December 31, 2005	7

		Notes to Financial Statements	8 –16

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

		Description:

	3.1	Amendment to Certificate of Trust dated October 1, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.1	Third Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.2	Subscription Agreement (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement on Form S-1, File No. 33-08443)

4.3	Request for Redemption (incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-1, File No. 33-08443)

10.1	Form of Escrow Agreement among the Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated and The Bank of New York (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

10.2	Brokerage Agreement between the Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

10.3	Advisory Agreement, among the Registrant, Prudential Securities Futures Management Inc. and Willowbridge Associates Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

10.4	Representation Agreement Concerning the Registration Statement and the Prospectus among the Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated, Wilmington Trust Company and Willowbridge Associates Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

10.5	Net Worth Agreement between Prudential Securities Futures Management Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

10.6	Secured Demand Note between Prudential Securities Group Inc. and Prudential Securities Futures Management Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

10.7	Secured Demand Note Collateral Agreement between Prudential Securities Futures Management Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, File No. 33-08443)

10.8	Form of Foreign Currency Addendum to Brokerage Agreement between the Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1996)

10.9	Advisory Agreement dated August 25, 1998 among the Registrant, Prudential Securities Futures Management Inc. and Bridgewater Associates, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1998)

10.10	Form of Advisory Agreement dated June 30, 2000 among the Registrant, Prudential Securities Futures Management Inc. and Gamma Capital Management, LLC (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000)

10.11	Form of Advisory Agreement dated February 11, 2003 among the Registrant, Prudential Securities Futures Management, Inc. and Graham Capital Management, LP (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.12	Service Agreement among the Registrant, Prudential Securities Futures Management, Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.13	Novation letter among the Trust, the Trading Advisor and the Managing Owner dated September 14, 2004 (filed herewith)

10.14	Letter Agreement amending and restating brokerage agreement between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (filed herewith)

	13.1	Registrant’s 2005 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2005 Annual Report is to be deemed filed as part of this report) (filed herewith)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)		Reports on Form 8-K – Change of Independent Registered Public Accounting Firm, dated October 18, 2005 (incorporated by reference)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2006.

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Maureen D. Howley	Date: March 31, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2006.

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: March 31, 2006
Kenneth A. Shewer Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Maureen D. Howley	Date: March 31, 2006
Maureen D. Howley Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer for the Trust)

	By:	/s/ David K. Spohr	Date: March 31, 2006
David K. Spohr Vice President and Director of Fund Administration

OTHER INFORMATION

The actual round-turn equivalent of brokerage commissions paid per contract for the year ended December 31, 2005 was $7.94.

The Trust’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Interest holders without charge upon written request to:

Futures Strategic Trust

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573