Form 10-Q
period 2006-09-30
FUTURES STRATEGIC TRUST
filed 2006-11-14
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURES STRATEGIC TRUST

FINANCIAL STATEMENTS

September 30, 2006

FUTURES STRATEGIC TRUST

STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$5,544,821	$5,855,738
Net unrealized gain (loss) on open futures contracts	(10,510)	58,026
Net unrealized gain on open forward contracts	3,788	58,506
Interest receivable	0	4,790

Total assets	$5,538,099	$5,977,060

LIABILITIES
Redemptions payable	$27,219	$26,847
Management fees payable	6,510	7,188
Incentive fees payable	22,720	0
Accounts payable	15,805	21,690

Total liabilities	72,254	55,725

TRUST CAPITAL
Limited interests (53,593.244 and 58,989.744 interests outstanding) at September 30, 2006 and December 31, 2005	5,410,721	5,861,321
General interests (546 and 604 interests outstanding) at September 30, 2006 and December 31, 2005	55,124	60,014

Total trust capital	5,465,845	5,921,335

Total liabilities and trust capital	$5,538,099	$5,977,060

See accompanying notes.

FUTURES STRATEGIC TRUST

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006		December 31, 2005
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.16)%	$(8,890)	0.75%	$44,558
Currencies	(0.35)%	(19,400)	0.75%	44,543
Interest rates	0.61%	33,379	0.11%	6,712
Stock indices	1.02%	55,721	0.01%	491

Net unrealized gain on futures contracts purchased	1.12%	60,810	1.62%	96,304

Futures contracts sold:
Commodities	0.13%	7,133	(0.05)%	(3,158)
Currencies	0.04%	2,394	0.68%	40,486
Interest rates	(1.24)%	(67,793)	(1.23)%	(72,719)
Stock indices	(0.24)%	(13,054)	(0.05)%	(2,887)

Net unrealized (loss) on futures contracts sold	(1.31)%	(71,320)	(0.65)%	(38,278)

Net unrealized gain (loss) on futures contracts	(0.19)%	$(10,510)	0.97%	$58,026

Forward contracts purchased	(0.09)%	$(4,904)	1.37%	$81,335
Forward contracts sold	0.16%	8,692	(0.38)%	(22,829)

Net unrealized gain on forward contracts	0.07%	$3,788	0.99%	$58,506

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Realized gain (loss) on commodity transactions	$(389,134)	$76,612	$462,958	$(75,730)
Change in net unrealized gain (loss) on open commodity transactions	52,415	92,754	(123,254)	33,586
Interest income	73,939	41,187	207,263	125,531

Total revenues	(262,780)	210,553	546,967	83,387

EXPENSES
Brokerage Commissions	108,713	120,178	337,088	387,784
Management fees	19,994	22,695	63,866	72,179
Incentive fees	0	0	22,720	31,458

Total expenses	128,707	142,873	423,674	491,421

NET INCOME (LOSS)	$(391,487)	$67,680	$123,293	$(408,034)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(7.13)	$1.04	$2.17	$(6.06)

Weighted average number of limited and general interests outstanding	54,881	64,804	56,866	67,373

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Nine months ended September 30, 2006

Trust capital at December 31, 2005	59,593.744	$5,861,321	$60,014	$5,921,335
Net income for the nine months ended September 30, 2006		122,069	1,224	123,293
Redemptions	(5,454.500)	(572,669)	(6,114)	(578,783)

Trust capital at September 30, 2006	54,139.244	$5,410,721	$55,124	$5,465,845

Nine months ended September 30, 2005

Trust capital at December 31, 2004	69,811.765	$7,464,282	$76,366	$7,540,648
Net (loss) for the nine months ended September 30, 2005		(403,998)	(4,036)	(408,034)
Redemptions	(8,029.285)	(806,280)	(5,627)	(811,907)

Trust capital at September 30, 2005	61,782.480	$6,254,004	$66,703	$6,320,707

	Net Asset Value Per Limited and General Interest
	September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
	$100.96	$99.36	$102.31	$108.01

See accompanying notes.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006 and 2005, and the statements of changes in trust capital for the nine months ended September 30, 2006 and 2005 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred Investment Solutions Corp., (“Managing Owner” or “Preferred”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Futures Strategic Trust as of September 30, 2006, and the results of its operations for the three months and nine months ended September 30, 2006 and 2005. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Prior to June 2005, Prudential Financial Derivatives, LLC (“PFD”) was the Trust’s broker. Effective June 2005, UBS Securities LLC (“UBS”) became an additional broker to the Trust. The term broker’s, as used herein, refers to PFD or UBS, unless otherwise specified.

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

The Trust’s assets are maintained in either trading or cash accounts with its brokers for margin purposes. Prior to September 1, 2005, the Managing Owner received 20% of broker’s interest, and the Trust received 80%, respectively. Starting September 1, 2005, the broker’s credits the Trust monthly with 100% of the interest it earns on the average net assets in the Trust’s accounts.

The costs charged to the Trust for brokerage commissions for the nine months ended September 30, 2006 and 2005 were $337,088 and $387,784, respectively, and for the three months ended September 30, 2006 and 2005 were $108,713 and $120,178, respectively.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. RECENTLY ISSUED PRONONCEMENTS

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Trust is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Trust is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Trust’s financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trust’s financial statements has not been determined.

Note 4.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk

When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Trust as the Trust’s commodity brokers are the sole counterparties. The Trust has entered into a master netting agreement with its broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Trust’s contracts may result in greater loss than non-performance on all the Trust’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of it’s brokers. At September 30, 2006 and December 31, 2005, such segregated assets totaled $3,837,488 and $4,137,952, respectively. Part 30.7 of the CFTC regulations also requires it’s brokers to secure assets of the Trust related to foreign futures trading which totaled $29,247 and $1,835,963 at September 30, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2006, all of the Trust’s open futures and forward contracts mature within eighteen months.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. SUBSEQUENT EVENT

Effective close of business October 31, 2006, the Trust terminated the Trading Advisor agreements with both Bridgewater Associates, Inc. (“Bridgewater”) and Graham Capital Management. The assets have been reallocated effective November 1, 2006 to Bridgewater through an investment in the WMT III Series H/J Trading Vehicle LLC, of which Bridgewater is the sole Trading Adviser.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6. FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months and nine months ended September 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance (for an interest outstanding throughout the entire period)
Net asset value, beginning of period	$108.06	$101.16	$99.36	$108.01

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	(6.10)	2.71	5.41	(0.27)
Interest income (1)	1.35	0.64	3.64	1.86
Expenses (1)	(2.35)	(2.20)	(7.45)	(7.29)

Net increase (decrease) for the period	(7.10)	1.15	1.60	(5.70)

Net asset value, end of period	$100.96	$102.31	$100.96	$102.31

Total Return: (3)
Total return before incentive fees	(6.57)%	1.14%	1.99%	(4.82)%
Incentive fees	0.00%	0.00%	(0.38)%	(0.46)%

Total return after incentive fees	(6.57)%	1.14%	1.61%	(5.28)%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees (2), (4)	(3.82)%	(6.33)%	(4.33)%	(6.45)%
Incentive fees (3)	0.00%	0.00%	(0.38)%	(0.46)%

Net investment loss after incentive fees	(3.82)%	(6.33)%	(4.71)%	(6.91)%

Interest income (4)	5.16%	2.56%	4.63%	2.42%

Incentive fees (3)	0.00%	0.00%	0.38%	0.45%
Other expenses (4)	8.98%	8.89%	8.97%	8.88%

Total net expenses	8.98%	8.89%	9.35%	9.33%

Total returns are calculated based on the change in value of a interest during the period. An individual Interestholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

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

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

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

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any month at the then current net asset value per Interest. Redemptions of limited interests and general interests for the three months and nine months ended September 30, 2006 were $167,521, $3,214, $572,669 and $6,114, respectively. Redemptions of limited interests and general interests from May 1, 1996 (commencement of operations), through September 30, 2006 were $57,570,895 and $469,324, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2006, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets of the Trust is held in cash, which is used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. The Trust’s brokers credits the Trust monthly with 100% of the interest it earns on the equity balances in these accounts.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2006, the Trust had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers, such as our accountants, undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

The Trust’s contractual obligations are with the Managing Owner, the Trading Advisors and its commodity brokers. Payments made under the Trust’s agreement with the Trading Advisors are at a fixed rate, calculated as a percentage of the Trust’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisors and fees paid to the Managing Owner are calculated as a fixed percentage of the Trust’s Net Asset Value (“NAVs”). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAVs are not known until a future date. Commission payments to the commodity brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreements for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of the Registrant’s 2005 Annual Report.

Results of Operations

The net asset value per interest as of September 30, 2006 was $100.96, an increase of 1.61% from the December 31, 2005 net asset value per Interest of $99.36 and a decrease of 6.57% from the June 30, 2006 net asset value per Interest of $108.06. Past performance is not necessarily indicative of future results.

The Trust’s gross trading (losses) and gains before commissions were approximately $(337,000) and $340,000 during the three months and nine months ended September 30, 2006, respectively, compared to trading gains (losses) of approximately $169,000 and $(42,000) for the three months and nine months ended September 30, 2005, respectively. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Third Quarter 2006 Economic Overview

The most prominent economic development during the third quarter of 2006 was the suspension of the Federal Reserve’s (“Fed”) long running rate hike cycle, which ended at the August meeting and was followed by a further pause at the September meeting. The Federal Reserve Open Market Committee (“FOMC”) statements from both meetings were very similar, with an expectation of slower economic growth and of “a gradual moderation in inflationary pressures over time, partially as a reflection of lower energy prices.” The Fed also anticipates the cumulative effects of monetary tightening to restrain aggregate demand.

Pursuant to these events, U.S. interest rates steadily declined throughout the quarter, particularly in September. U.S. Treasuries were aided by flight to quality, as market participants seemed nervous about geopolitical events and asset reallocation factors during the quarter, some of which came from liquidation of commodity holdings. Treasury auctions met with solid success and featured strong foreign demand.

On the economic data front, the housing market was the focus. After weak numbers in July and August, September housing starts fell 6% to 1.665 million units, the weakest since April 2003, and are now down 19.8% over the last 12 months. Housing permits, which tends to be a more forward looking economic indicator, fell 2.3% to 1.722 million in August and are down 21.9% over the past year. The news on new home sales and existing home sales was similar. Median sales prices for existing homes fell 1.7% to $225,000 in August, the first drop in 11 years. Home builders are not optimistic with the National Association of Home Builders reporting the lowest levels of builder sentiment in 15 years.

Domestic inflation was tame throughout most of the period, even with crude oil and other industrial commodities jumping to historically high levels. The fact that commodity prices moderated, particularly oil and natural gas, at quarter’s end, adds to a fairly benign forward inflation outlook. The Fed continues to issue the required inflation concern statements, and the numbers remain above target on a year-on-year basis. However, rampant inflation seems unlikely in the U.S. on both a Consumer Price Index (“CPI”) and Producer Price Index (“PPI”) basis, the two most common measures of economic inflation.

Economic growth, as measured by Gross Domestic Product (“GDP”), was softer, as the second quarter release was revised downwards from 2.9% to 2.6%. Corporate profits remained healthy but were also lower during this quarter. The Consumer Confidence Index continued to show solid performance, with a reading of 104.5 in September versus 100.2 in August, as lower gasoline prices have helped consumers. While geopolitical and energy risks abound, the U.S. economy has consistently shown an ability to weather the worst of storms. The fact that the majority of the global economic community is doing well adds to the supportive landscape for the U.S.

On the foreign front, the overall picture remained constructive in the third quarter and looks reasonably strong across the board for Asia and Europe. China extended its ongoing growth with 11.3% GDP in the second quarter and some recent forecasts indicate that third and fourth quarter numbers might even be better. The Chinese yuan maintained its slow process of gains as it reached a high of 7.8965 to the U.S. dollar in September, the best level since the revaluation process was initiated. It is widely expected that the People Bank of China will gradually expand the trading band in coming months and at least gradually accelerate the revaluation process.

The Bank of Japan (“BOJ”) ended its “zero interest rate policy” in July with a rate hike to 0.25%. However, the Japanese economy is still expanding slowly, so no additional hikes are expected soon. The current situation surrounding North Korea has added to potential problems. Japanese equities saw a volatile quarter but in the end put in a strong performance, including a rise in the Nikkei to 16,127 at the end of the third quarter compared to 15,505 at the end of the second quarter. South Korea also saw its stock market and economy do well in the third quarter. The Kospi rose to 1,371 from 1,352 in August and 1,298 in July and was holding well as the North Korean nuclear situation remained in flux. The overall outlook for Asia as a whole appears quite positive. The coup in Thailand had virtually no impact on the Asian region’s economy or its currencies.

Australia also seems to be thriving with higher equity prices and an apparent end of their rate hike cycle after raising rates 25 basis points at the Reserve Bank’s August 2 meeting. With Canada doing well on the economic front, the Bank of Canada is similarly in pause mode. Meanwhile, the Bank of New Zealand indicated that they were finished raising rates in spite of risks to their currency.

In Europe, higher rates were noted as the European Central Bank (“ECB”) raised rates to the current 3.25%, and judging from the cautious language from ECB President Jean Claude Trichet, another increase could be in order before year-end. Eurozone economic data is mixed. The 10-year German Bund was yielding around 3.69% at quarter’s end compared to 3.90% to conclude the second quarter. The biggest surprise was a 25 basis point hike from the Bank of England (“BOE”) in August to 4.75% but that may well be the last for a while as U.K. economic numbers do not seem to justify additional moves in 2006. European equities put in a strong quarter with the DAX, CAC and FTSE near 5-year highs as October began.

Currencies

Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

The Japanese yen weakened in early September, then firmed at mid-month, only to weaken again at month’s end. The prospect of very slow rate increases in Japan is a negative to the currency. The Japanese yen was briefly pressured by the coup in Thailand but this was short lived as the situation proved to be less unsettling than originally thought. After a brief halt, the Bank of Thailand told foreign currency dealers that they could resume normal trading of the Thai baht. Japan also saw a new Prime Minister in September as Shinzo Abe took over leadership of the ruling Liberal Party. He is expected to take a conservative view through year-end.

At the end of September, the Chinese yuan reached its highest level since last year’s revaluation. Australia raised rates by 25 points to 6.00% on August 2 but the accompanying statement indicated they were finished with increases for the year. Meanwhile the Bank of New Zealand indicated they were finished raising rates and warned that the New Zealand dollar might suffer as a result. The Canadian dollar maintained a firm tone throughout the third quarter although the Bank of Canada has indicated that it is finished raising rates for 2006.

Energies

The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

Geopolitical fears diminished, including the end of the Israel/Hezbollah crisis. Also, it became clear that there was not likely to be any interruption in Iranian supplies as Iran continues to stall negotiations on nuclear enrichment. Further, it appears that Russia, China and France will not support meaningful sanctions against Iran, leaving the U.S. on its own. With elections approaching in the U.S., the Bush administration is not likely to make any unilateral moves.

Underlying supply and demand fundamentals continue to lack any degree of physical tightness. OPEC maintained current production levels at its September 11 meeting, and recent rumors of an emergency meeting to consider production cuts in the face of the price decline, have proven premature. Moreover, increases in non-OPEC supplies, about 1.5 million barrels per day over last year, add to the bearish supply/demand scenario.

On the weather front, the hurricane season is nearly over, and preseason fears of numerous storms proved incorrect, as the season was one of the quietest in recent years.

On a year-to-date basis, following the third quarter sell-off, crude is down 9.23% within the DJ/AIG Index, unleaded gasoline has fallen 23.14%, heating oil showed a decline of 15.62% and natural gas plunged 67.47%.

Grains

Corn prices fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices

The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates

The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

In foreign markets, the BOJ, the BOE, the ECB and the Reserve Bank of Australia all raised rates by 25 basis points during the third quarter. The Bank of China raised its base lending rate to 6.12% from 5.85% on August 19, and could raise it again before year-end. China’s strong 11.3% second quarter GDP growth lends to this probability. Meanwhile, the Bank of Canada and the New Zealand Reserve Bank made no rate changes during the quarter and the minutes from both indicated no additional moves this year.

Metals

Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs

Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Quarterly Performance of the Trust

The following is a summary of performance for the major sectors in which the Trust traded:

Currencies: (-) Long positions in the Japanese yen resulted in a loss for the third quarter of 2006.

Energies: (-) The sector was down for the third quarter of 2006 on long positions in crude oil.

Grains: (+) The sector was positive for the third quarter of 2006 on short positions in soybean meal.

Indices: (+) Gains on long Dow Jones STOXX 50 and IBEX 35 positions were the primary contributors to profits for the quarter.

Interest Rates: (-) The interest rate sector was down for the third quarter in 2006. Short positions in the German Bund and U.S. Treasury Note contributed to the loss for the quarter.

Metals: (-) The sector was down during the third quarter of 2006 on long positions in both gold and aluminum.

Softs: (-) The sector was down for the third quarter of 2006 primarily due to short positions in coffee, and long and short positions in cocoa.

The Trust’s average net assets have declined for the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005 due to the effect of redemptions during 2005 and Year-to-Date 2006, and negative trading performance between October 1, 2005 and September 30, 2006.

Interest income is earned on the equity balances with the Trust’s brokers and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income increased by approximately $33,000 and $82,000 for the three months and nine months ended September 30, 2006, respectively, as compared to the corresponding period in 2005. This increase was primarily due to higher interest rates during the Third Quarter of 2006 and Year-To-Date 2006 as compared to the Third Quarter of 2005 and Year-To-Date 2005.

Brokerage commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Brokerage commissions decreased by approximately $11,000 and $51,000 for the three months and nine months ended September 30, 2006, respectively, as compared to the corresponding periods in 2005. This decrease was due to the decline in average net asset levels as discussed above.

At September 30,2006, all trading decisions were made by Bridgewater Associates, Inc. (“Bridgewater”) and Graham Capital Management, LP (“Graham”). Effective close of business October 31, 2006, the Trust terminated the Trading Adviser Agreements with both Bridgewater and Graham. The assets will be re-allocated effective November 1, 2006 to Bridgewater through an investment in the World Monitor Trust III Trading Vehicle G/J, of which Bridgewater is the sole trading adviser. Management fees are calculated on the net asset value allocated to each trading manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $3,000 and $8,000 for the three months and nine months ended September 30, 2006, respectively, as compared to the corresponding periods in 2005. This decrease was primarily due to the decline in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by each Trading Advisor, as defined in the Trading Advisory agreements among the Trust, the Managing Owner and each Trading Advisor. No incentive fee was earned during the Third Quarter 2006 or the Third Quarter 2005. Incentive fees of approximately $23,000 and $31,000 were earned during Year-To-Date 2006 and Year-To-Date 2005, respectively.

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
for which the Trust or the Managing Owner was a party, during the period covered by this report

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

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: November 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

By:	/s/ Maureen D. Howley	Date: November 14, 2006
Maureen D. Howley
Senior Vice President and Chief Financial Officer

By:	/s/ David K. Spohr	Date: November 14, 2006
David K. Spohr
Senior Vice President and Director of Fund Administration