Form 10-Q
period 2007-06-30
FUTURES STRATEGIC TRUST
filed 2007-08-14
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2007

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

FUTURES STRATEGIC TRUST

INDEX TO QUARTERLY REPORT ON FORM 10Q

JUNE 30, 2007

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Futures Strategic Trust:

	Statements of Financial Condition as of June 30, 2007 (Unaudited) and December 31, 2006	2

	Statements of Operations (Unaudited) for the Periods April 1, 2007 to June 30, 2007 and April 1, 2006 to June 30, 2006 and January 1, 2007 to June 30, 2007 and January 1, 2006 to June 30, 2006	3

	Statements of Changes in Trust Capital (Unaudited) for the Periods January 1, 2007 to June 30, 2007 and January 1, 2006 to June 30, 2006	4

	Notes to Financial Statements (Unaudited)	5

	WCM Pool LLC:

	Statement of Financial Condition as of June 30, 2007 (Unaudited)	15

	Condensed Schedule of Investments as of June 30, 2007 (Unaudited)	16

	Statements of Operations (Unaudited) for the Periods April 1, 2007 to June 30, 2007 and January 1, 2007 to June 30, 2007	17

	Statement of Changes in Members’ Capital for the Period January 1, 2007 to June 30, 2007 (Unaudited)	18

	Notes to Financial Statements	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II – OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 1.A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits:	39

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

FUTURES STRATEGIC TRUST

FINANCIAL STATEMENTS

June 30, 2007

FUTURES STRATEGIC TRUST

STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$815	$10,539
Redemption receivable	207,036	0
Investment in WCM Pool LLC (100.36% and 0.00% of net asset value, respectively)	4,705,771	0
Investment in WMT III Series H/J Trading Vehicle LLC (0.00% and 101.30% of net asset value, respectively)	0	5,286,137

Total assets	$4,913,622	$5,296,676

LIABILITIES
Redemptions payable	$211,236	$63,959
Accounts payable	13,358	14,437

Total liabilities	224,594	78,396

TRUST CAPITAL
Limited interests (43,470.606 and 51,529.821 interests outstanding) at June 30, 2007 and December 31, 2006, respectively	4,639,612	5,165,353
General interests (463 and 528 interests outstanding) at June 30, 2007 and December 31, 2006, respectively	49,416	52,927

Total trust capital	4,689,028	5,218,280

Total liabilities and trust capital	$4,913,622	$5,296,676

Net Asset Value per Limited and General Interest
June 30,	December 31,
2007	2006
$106.73	$100.24

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
NET INCOME (LOSS) FROM TRUST OPERATIONS
REVENUES
Realized gain (loss) on open commodity transactions	$(4)	$563,381	$(4)	$852,092
Change in net unrealized loss on open commodity transactions	0	(259,072)	0	(175,670)
Interest income	1,146	71,919	1,351	133,325

Total revenues	1,142	376,228	1,347	809,747

EXPENSES
Brokerage commissions	85,257	116,065	177,112	228,375
Management fees	0	22,050	0	43,873
Incentive fees	0	22,720	0	22,720

Total expenses	85,257	160,835	177,112	294,968

NET INCOME (LOSS) FROM TRUST OPERATIONS	(84,115)	215,393	(175,765)	514,779

NET LOSS ALLOCATED FROM WMT III SERIES H/J TRADING VEHICLE LLC:
REVENUES
Realized	0	0	19,828	0
Change in unrealized	0	0	(92,871)	0
Interest income	0	0	58,102	0

Total revenues	0	0	(14,941)	0

EXPENSES
Brokerage commissions	0	0	4,924	0
Management fee	0	0	38,064	0
General and administrative	0	0	2,136	0

Total expenses	0	0	45,124	0

NET LOSS ALLOCATED FROM WMT III SERIES H/J TRADING VEHICLE LLC	0	0	(60,065)	0

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	590,850	0	590,850	0
Change in unrealized	42,350	0	42,350	0
Interest income	51,781	0	51,781	0

Total revenues	684,981	0	684,981	0

EXPENSES
Brokerage commissions	4,595	0	4,595	0
Management fee	24,868	0	24,868	0
Incentive fee	120,326	0	120,326	0
General and administrative	2,105	0	2,105	0

Total expenses	151,894	0	151,894	0

NET INCOME ALLOCATED FROM WCM POOL LLC	533,087	0	533,087	0

NET INCOME	$448,972	$215,393	$297,257	$514,779

NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income per weighted average limited and general interest	$9.66	$3.79	$6.11	$8.90

Weighted average number of limited and general interests outstanding	46,458	56,855	48,662	57,846

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Six months ended June 30, 2007
Trust capital at December 31, 2006	52,057.821	$5,165,353	$52,927	$5,218,280
Net income for the six months ended June 30, 2007	0.000	294,088	3,169	297,257
Redemptions	(8,124.215)	(819,829)	(6,680)	(826,509)

Trust capital at June 30, 2007	43,933.606	$4,639,612	$49,416	$4,689,028

Six months ended June 30, 2006
Trust capital at December 31, 2005	59,593.744	$5,861,321	$60,014	$5,921,335
Net income for the six months ended June 30, 2006	0.000	509,543	5,236	514,779
Redemptions	(3,807.654)	(405,148)	(2,901)	(408,049)

Trust capital at June 30, 2006	55,786.090	$5,965,716	$62,349	$6,028,065

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

Effective November 1, 2006, the Trust allocated its net assets to WMT III Series H/J Trading Vehicle LLC, (the “Trading Vehicle”) and received a Voting Membership Interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle. The sole members of the Trading Vehicle were WMT III Series H, WMT III Series J and the Trust. Prior to its liquidation on April 30, 2007, the Trading Vehicle engaged in the speculative trading of futures contracts, options on futures contracts and forward currency contracts. Effective March 31, 2007, the Managing Owner terminated the Trading Advisor agreement with Bridgewater Associates Inc. (“Bridgewater”), the trading advisor of the Trading Vehicle, and entered into a Trading Advisory agreement with Winton Capital Management (“Winton”). Subject to its agreement with Winton, the Trust transferred its assets from the Trading Vehicle to WCM Pool LLC (the “Company”), effective April 1, 2007, and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At June 30, 2007, the sole members of the Company are the Trust, Diversified Futures Fund L.P. (“DFF”), Diversified Futures Trust I (“DFT I”) and Kenmar Global Trust (“KGT”). Preferred is the Managing Owner of DFF, DFT I and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Trading Vehicle and the Company (collectively, the “Companies”) had traded and presently trade, respectively.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition as of June 30, 2007, and the statements of operations for the three months and six months ended June 30, 2007 and 2006 and the statements of changes in trust capital for the six months ended June 30, 2007 and 2006, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of June 30, 2007, and the results of its operations for the three months and six months ended June 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

For the six months ended June 30, 2006, the Trust engaged in the speculative trading of commodity futures, forwards and options contracts. Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) were reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Additionally, for the six months ended June 30, 2007, the Trust indirectly earned income or loss through investments in the Company and the Trading Vehicle (see Note 2(c)).

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The weighted average number of Limited and General Interests outstanding was computed for purposes of disclosing net income per weighted average Limited and General Interest. The weighted average Limited and General Interests are equal to the number of Interests outstanding at period end, adjusted proportionately for Interests redeemed based on their respective time outstanding during such year.

The Trust has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Trust evaluated the impact of adopting FIN 48 on the Trust’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Trust, as the Trust’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on the Trust’s financial statements. At this time, the impact to the Trust’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers. The Trust receives interest at prevailing rates on all cash balances held by the clearing brokers.

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

C.	Investments in the Companies

The investments in the Company and the Trading Vehicle are reported in the Trust’s statements of financial condition at the net asset value as reported by such entities. The Trust records its proportionate share of such entities’ income or loss in the statements of operations. Valuation of futures contracts is discussed in the notes to the Company’s financial statements included in Section II of this report.

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

The Trust paid each trading manager a monthly management fee on the portion of the Trust’s net assets allocated to each trading manager as of the last day of each month through October 31, 2006. In addition, the Trust paid each trading manager a quarterly incentive fee based on “New High Net Trading Profits” (as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager) through October 31, 2006. Effective November 1, 2006 the Trust pays its pro-rata share of management and incentive fees as disclosed in Note 2(c) through its investments in the Company and the Trading Vehicle.

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

Costs and expenses charged to the Trust for the three months and six months ended June 30, 2007 and 2006 were:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Commissions	$85,257	$116,065	$177,112	$228,375

	$85,257	$116,065	$177,112	$228,375

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable) as of June 30, 2007 and December 31, 2006 were $13,358 and $14,437, respectively.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. INVESTMENTS IN THE COMPANIES

From November 1, 2006 to March 31, 2007, the Trust invested its assets in the Trading Vehicle. The Trust’s investment in the Trading Vehicle represented approximately 18.22% of the net asset value of the Trading Vehicle at December 31, 2006. The investment in the Trading Vehicle was subject to the Organization Agreement of the Trading Vehicle. The Trading Vehicle entered into an advisory agreement with Bridgewater to make the trading decisions for the Trading Vehicle. Bridgewater managed approximately 100% of the assets of the Trading Vehicle pursuant to the Aggressive Pure Alpha Futures Only program – A, No Benchmark program. On April 30, 2007, the Managing Owner terminated the Trading Advisor agreement with Bridgewater.

Effective April 1, 2007, the Trust withdrew its assets from the Trading Vehicle and invested them in the Company. The Trust’s investment in the Company represents approximately 21.98% of the net asset value of the Company at June 30, 2007. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Winton whereby Winton makes the trading decisions for the Company and, in turn, the Trust, pursuant to Winton’s Diversified Program.

The Trust records its proportionate share of each item of income and expense from the investments in the Companies in the statements of operations.

Summarized information for the Trust’s investments is as follows:

	Net Asset Value		Gain/		Net Asset Value
	December 31, 2006	Investments	(Loss)	Redemption	June 30, 2007
WCM Pool LLC	$0	$5,002,950	$533,087	$(830,266)	$4,705,771

WMT III Series H/J Trading Vehicle LLC	$5,286,137	$0	$(60,065)	$(5,226,072)	$0

The Trust may make additional contributions to, or redemptions from, the Company on a monthly basis.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Trust’s investments in the Company and the Trading Vehicle are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company and the Trading Vehicle. The Trust bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received.

The Trust has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At June 30, 2007 and December 31, 2006, such segregated assets totaled $814 and $10,787, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of the Trust related to foreign futures trading which totaled $0 and $0 at June 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months and six months ended June 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value, beginning of period	$97.32		$104.41		$100.24		$99.36

Net realized gain and change in net unrealized gain on commodity transactions(1)	13.37	(5)	5.22	(6)	11.89	(5)	11.50	(6)
Interest income(1)	1.14	(5)	1.26	(6)	2.29	(5)	2.30	(6)
Expenses(1)	(5.10	)(5)	(2.83	)(6)	(7.69	)(5)	(5.10	)6)

Net increase for the period	9.41		3.65		6.49		8.70

Net asset value, end of period	$106.73		$108.06		$106.73		$108.06

Total Return:(3)
Total return before incentive fees	12.19%		3.86%		8.93%		9.13%
Incentive fees	(2.52)%		(0.37)%		(2.46)%		(0.37)%

Total return after incentive fees	9.67%		3.49%		6.47%		8.76%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (4)	(5.36	)%(5)	(4.29	)%(6)	(5.82	)%(5)	(4.55	)%(6)
Incentive fees(3)	(2.52	)%(5)	(0.37	)%(6)	(2.46	)%(5)	(0.37	)%(6)

Net investment loss after incentive fees	(7.88	)%(5)	(4.66	)%(6)	(8.28	)%(5)	(4.92	)%(6)

Interest income(4)	4.44	%(5)	4.66	%(6)	4.54	%(5)	4.37	%(6)

Incentive fees(3)	2.52	%(5)	0.37	%(6)	2.46	%(5)	0.37	%(6)
Other expenses(4)	9.80	%(5)	8.96	%(6)	10.36	%(5)	8.92	%(6)

Total net expenses	12.32	%(5)	9.33	%(6)	12.82	%(5)	9.29	%(6)

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)

Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain and change in net unrealized gain on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.
(5)

Includes the Trust’s proportionate share of income and expenses from WMT III Series H/J Trading Vehicle LLC from January 1, 2007 to March 31, 2007 and the Trust’s proportionate share of income and expense from WCM Pool LLC from April 1, 2007 to June 30, 2007.

(6)	Represents income (loss) and expenses from the Trust’s operations.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

June 30, 2007

WCM POOL LLC

STATEMENT OF FINANCIAL CONDITION

June 30, 2007 (Unaudited)

ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$22,780,075
Interest receivable	81,952
Net unrealized gain on open contracts	539,361

Total assets	$23,401,388

LIABILITIES
Accrued expenses	$17,234
Commissions payable	3,529
Management fee payable	38,933
Incentive fee payable	238,634
Redemptions payable	1,698,268

Total liabilities	1,996,598

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,305,453
Member DFT I	11,379,651
Member KGT	2,013,915
Member FST	4,705,771

Total members’ capital (Net Asset Value)	21,404,790

Total liabilities and members’ capital	$23,401,388

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2007 (Unaudited)

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.49)%	$(104,567)
Currencies	0.90%	193,527
Stock indices	0.36%	76,716

Net unrealized gain on futures contracts purchased	0.77%	165,676

Futures contracts sold:
Commodities	(0.07)%	(15,964)
Currencies	0.53%	114,070
Interest rates	1.29%	275,579

Net unrealized gain on futures contracts sold	1.75%	373,685

Net unrealized gain on futures contracts	2.52%	$539,361

See accompanying notes.

WCM POOL LLC

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2007

(Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
REVENUES
Realized $ 2,746,110	$877,449
Change in unrealized	206,110	539,361
Interest income	240,884	418,310

Total revenues	3,193,104	1,835,120

EXPENSES
Brokerage commissions	21,329	55,311
Management fee	115,641	204,152
Incentive fee	238,634	238,634
Operating expenses	9,793	17,673

Total expenses	385,397	515,770

NET INCOME	$2,807,707	$1,319,350

See accompanying notes.

WCM POOL LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2007

(Unaudited)

	Members’ Capital
	Member	Member	Member	Member
	DFF LP	DFT I	KGT	FST	Total
Six months ended June 30, 2007
Balances at January 1, 2007	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Net income for the six months ended June 30, 2007	153,007	535,455	97,801	533,087	1,319,350
Redemptions	(483,718)	(2,121,891)	(227,861)	(830,266)	(3,663,736)

Balances at June 30, 2007	$3,305,453	$11,379,651	$2,013,915	$4,705,771	$21,404,790

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) is the Managing Member of the Company. The Company currently consists of four members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2007 and the statements of operations for the three months and six months ended June 30, 2007, and the statement of changes in members’ capital (net asset value) for the six months ended June 30, 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Company evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Company receives interest at prevailing interest rates on all cash balances held by the clearing brokers.

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

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Members of the Company pay the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the three and six months ended June 30, 2007, the Trading Advisor earned incentive fees of $238,634 and $238,634, respectively, of which $238,634 remains payable at June 30, 2007.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2007, such segregated assets totaled $20,106,220. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $198,086 at June 30, 2007. There are no segregation requirements for assets related to forward trading.

As of June 30, 2007, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended				Six Months Ended
	June 30, 2007				June 30, 2007
	(Unaudited)				(Unaudited)
	Member	Member	Member	Member	Member	Member	Member	Member
	DFF LP	DFT I	KGT	FST	DFF LP	DFT I	KGT	FST
Total return(1),(4)
Total return before incentive fee	14.54%	14.54%	14.54%	14.65%	5.31%	5.31%	5.31%	14.65%
Incentive fee	(0.75)%	(0.73)%	(0.82)%	(2.79)%	(0.63)%	(0.62)%	(0.70)%	(2.79)%

Total return after incentive fee	13.79%	13.81%	13.72%	11.86%	4.68%	4.69%	4.61%	11.86%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	2.67%	2.69%	2.65%	2.73%	2.76%	2.77%	2.76%	2.73%
Incentive fee(1)	0.69%	0.68%	0.75%	2.60%	0.66%	0.65%	0.76%	2.60%

Total expenses and incentive fee	3.36%	3.37%	3.40%	5.33%	3.42%	3.42%	3.52%	5.33%

Net investment income(2),(3)	1.72%	1.73%	1.71%	1.75%	1.36%	1.36%	1.38%	1.75%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10Q (the “Report”) for the quarter ending June 30, 2007 (“Second Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Futures Strategic Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Prior to November 1, 2006 (and during Second Quarter 2006 and Second Quarter 2005), all trading decisions for Registrant were made by Bridgewater Associates, Inc. (“Bridgewater”) and Graham Capital Management, L.P. (“Graham”) pursuant to advisory agreements between Registrant and Bridgewater and between Registrant and Graham (the “Bridgewater Advisory Agreement” and the “Graham Advisory Agreement”, respectively).

Effective November 1, 2006, Registrant allocated its net assets to WMT III Series H/J Trading Vehicle LLC (the “H/J Trading Vehicle”) and received a voting membership interest in the H/J Trading Vehicle. The H/J Trading Vehicle was formed to function as an aggregate trading vehicle for its members. The sole members of the H/J Trading Vehicle were Registrant, World Monitor Trust III – Series H (“Series H”) and World Monitor Trust III – Series J (“Series J”). Preferred is the managing owner of Series H and Series J and has been delegated administrative authority over the operations of the H/J Trading Vehicle. The H/J Trading Vehicle engages in the speculative trading of futures and forwards contracts. The Trading Vehicle entered into an advisory agreement (the “H/J Trading Vehicle Advisory Agreement”) with Bridgewater to make the trading decisions for the H/J Trading Vehicle. Bridgewater traded 100% of the assets of the H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which is a fundamental, systematic, global macro program. All references herein to Registrant’s relationship with Bridgewater shall, unless the context states otherwise, refer to the Registrant’s relationship with Bridgewater through Registrant’s investment in the H/J Trading Vehicle.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on Registrant’s financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

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

For Second Quarter 2007, the period January 1, 2007 to June 30, 2007 (“Year-To-Date 2007”), the period April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), the period January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), the period March 31, 2005 to June 30, 2005 (“Second Quarter 2005”) and the period January 1, 2005 to June 30, 2005 (“Year-To-Date 2005”) there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from May 1, 1996 (commencement of operations) to June 30, 2007 were $481,502, $819,829 and $58,598,859, respectively. Redemptions of Limited Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from May 1, 1996 (commencement of operations) to June 30, 2006 were $226,345, $405,148 and $57,403,374, respectively. Redemptions of Limited Interests for Second Quarter 2005, Year-To-Date 2005 and for the period from May 1, 1996 (commencement of operations) to June 30, 2005 were $281,404, $393,930 and $56,370,342, respectively.

Redemptions of General Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from May 1, 1996 (commencement of operations) to June 30, 2007 were $5,512, $6,680 and $477,809, respectively. Redemptions of General Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from May 1, 1996 (commencement of operations) to June 30, 2006 were $1,440, $2,901 and $466,111, respectively. Redemptions of General Interests for Second Quarter 2005, Year-To-Date 2005 and for the period from May 1, 1996 (commencement of operations) to June 30, 2005 were $0, $0 and $452,813, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2007, 100% of Registrant’s net assets were allocated to commodities trading through its investment in the WCM Pool LLC. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. Through August 31, 2005, the clearing broker credited Registrant with interest income earned on 80% of its accounts maintained with the clearing broker during each month and paid the remaining 20% to the Managing Owner. Effective September 1, 2005, the clearing broker credits Registrant (either directly or through the Trading Vehicle) with interest income earned on 100% of its accounts maintained with the clearing broker each month.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trading Vehicle (and, in turn, Registrant) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 6 to the financial statements for a further discussion on the credit and market risks associated with Registrant’s futures and forward contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2007

In the US, generally tame inflation readings in the second quarter appeared to lessen the pressure on the US Federal Reserve (“Fed”) and the most recent Federal Open Market Committee (“FOMC”) statement pointed to relatively balanced risks. The Fed Chairman, Ben Bernanke, former chairman Alan Greenspan and others have issued statements that the subprime situation, while clearly a concern, should not prove to be a major contagion.

Inflation news was encouraging, with Core Consumer Prices rising well within the Fed’s comfort zone. The headline Producer Price Index’s (“PPI”) rise was slightly worrisome, but the more-closely-watched Core PPI’s rise was more benign. Industrial Production was flat overall while Capacity Utilization dipped slightly. Retail sales jumped in May, with the largest gain in sixteen months. Gasoline, auto supplies, building supplies and clothing led the charge as consumers still appeared mostly undaunted. Leading indicators increased slightly in May, suggesting the economy is weathering the housing and gasoline price storm. On the manufacturing side, the Philly Fed Index saw its highest reading in two years.

Overall, the employment picture in the second quarter continued to look quite healthy. Nonfarm payrolls rose in May while the unemployment rate is forecast to remain unchanged. Average hourly earnings rose slightly.

Housing persists as the US economy’s primary risk. During the second quarter, signs of slight improvements seen in May were absent in June. For the first five months of the year, both housing permits and housing starts were off more than 25%. The South, considered the engine of growth for the housing sector, provided the weakest performance during the second quarter. The Home Builders Confidence Index fell to a sixteen-year low in June. Existing home sales also fell slightly and existing home inventories rose. Prices in the ten largest US cities are declining at the fastest pace in sixteen years.

Predictions for third quarter Gross Domestic Product (“GDP”), a measure of economic growth, are seen higher. The International Monetary Fund issued a report stating that the US economy remained close to the 2% annualized GDP “stall speed.” However, while the inflation picture might dictate against a Fed rate cut, this economic growth scenario is seen by many to counter a rate hike.

Foreign interest rate yields have been rising across the board. The European Union (“EU”), Great Britain, Switzerland and New Zealand all raised rates in the second quarter. The Reserve Bank of Australia remained unchanged, but its statements were seen as hawkish. Many market participants view the Bank of Japan to remain on hold after its recent first quarter increase.

Currencies: The US dollar saw a record low against the euro during the second quarter. Rising European interest rates encouraged demand for the euro. EU economic data for the most part continue to indicate solid growth and a modest inflation threat. Central bank diversification into the euro was also a positive factor. The British pound sterling also rose against the dollar during the quarter. Inflation concerns, capacity constraints and elevated housing prices have led the Bank of England to maintain a hawkish tone, including a second quarter rate hike and expectations of more to come during the third quarter. The country’s new prime minister, Gordon Brown, was quickly tested by a series of terror attacks, but the pound showed little reaction.

During the quarter, the Japanese yen was pressured by the US dollar and also on a carry trade basis against the Australian and New Zealand dollars. Japanese economic data has been moderate, with little hint of inflation. The Peoples Bank of China continues to drain liquidity and increase interest rates gradually. It has made mild concessions to the US, but is moving slowly regarding reform. The Chinese yuan had its strongest quarter since the dollar link was eliminated in 2005. The Australian dollar continues to be firm, and recent upward GDP revisions have rekindled inflation fears. New Zealand raised rates to 8.00% in May, citing consumer inflation. The Canadian dollar reached a thirty-year high against the US Dollar in the second quarter.

Energies: After trading between $60 and $65 for much of the second quarter, crude broke out to the upside in June, topping $70 for the first time in nine months. Concerns surrounding product availability, refinery utilization, geopolitical factors including Venezuelan nationalization, Nigerian unrest, Iran’s nuclear program and Hamas aggression, along with a terror threat in the UK, all served to push prices higher. In addition, refinery utilization at the end of June stood well under the seasonal norm.

Heating oil mirrored crude’s June breakout and ended the quarter over 5% higher. Distillate inventories are now substantially below last season’s levels. A series of refinery outages that have been slow to get back on line have placed supplies at dangerously low levels, particularly with the peak hurricane season not yet reached. Distillate fuel demand is up almost 4% from 2006 levels. Reformulated gasoline prices rose over 10% during the quarter overall and prices at the pump peaked in late May. Consumer resistance seemed limited during the second quarter.

Trading patterns were volatile and natural gas prices fell over 16% during the second quarter as supply built and the weather held extremely benign.

Grains: Corn prices were extremely volatile during the quarter. The June USDA Supply and Demand Report caused prices to increase, only to drop on the heels of a bullish Planted Acreage Report, which inferred that more acres of corn would be planted in the season ahead than in any other period since the mid 1940’s, when the US attempted to feed post-war Europe. Wheat prices reached their highest prices in more than a decade during the last trading session of the second quarter. This strength came as a result of a continually tightening global demand, which has been exacerbated by the worst drought seen in Australia in more than 100 years. The USDA Planted Acreage Report showed that as a result of higher prices, more than a 5% increase in wheat had been sown this season, consistent with the Intentions Report. From the Intentions Report, and the data gleaned from the estimates of other crops, it is apparent that corn acreage was increased at the expense of beans and cotton and that wheat plantings were consistent. Soybean prices were volatile during the quarter, rocked by the Planted Acreage Report that revealed that soybean acreage had been reduced by approximately 15%. Cotton prices climbed steadily during the quarter due to a tightening supply/demand scenario. The Report also revealed that cotton acreage would be cut by 27% from the previous season.

Indices: US stocks ended the quarter higher overall, but off their highs late reached during the quarter. Strength in foreign equities, hectic M&A activity, forecast earnings and solid global growth lent support. The recent spike to 5.32% in the benchmark 10-Year note could prove to be a high for an extended period and many market participants feel that the latest FOMC minutes suggest that the Fed will remain on hold for an extended period. The summer season is upon the market, M&A activity appears to have slowed somewhat and the markets continue to watch the subprime sector with caution.

In Europe, it was a good quarter for the three largest indices, the German DAX, French CAC and UK FTSE, and for the region in general. All three major industries scored seven-year highs during the second quarter while closing somewhat below those levels. Even the specter of higher interest rates from the European Central Bank and the Bank of England failed to meaningfully diminish enthusiasm, but the weaker US markets and the terror issue in the UK did weigh on market psychology during the final days of June as the euro bourses turned in a mixed June performance.

Asian equity indices also scored second quarter gains and, like Europe, attracted significant foreign capital flows. The Shanghai market was particularly volatile during the quarter but had a clear upside bias as it ended June. Japan was aided by decent economic data as well as low inflation and the prospect of no imminent rate hike from the Bank of Japan. The Hang Seng finished higher and the Australian All Ordinaries were able to withstand hawkish comments from the Reserve Bank of Australia and soar to record levels.

Interest Rates: June proved a volatile month for US treasuries, on the back of substantial risk aversion mentality. They became the asset of choice as subprime issues, including the Bear Stearns/Merrill Lynch situation took center stage. However, generally tame inflation readings appeared to lessen pressure on the Fed and the most recent FOMC statement pointed to relatively balanced risks.

Sharply higher foreign rates were a factor in rising yields, but that lessened to some degree in the final weeks of the quarter. The EU, UK and Switzerland all hiked rates in the second quarter. The Reserve Bank of Australia sounded hawkish as the quarter ended. The Bank of Japan remained unchanged, after raising rates in the first quarter. Yields on the 10-year German Bund hit a new high during the quarter.

Metals: Volatile copper prices closed well over their first quarter close. A series of labor problems in Chile, Peru, Mexico and Canada were particularly supportive in the final half of June. LME spreads remain in backwardation, indicating supply tightness. Refined consumption continues to grow faster than production. Aluminum prices were quiet during the quarter. In contrast, nickel prices were quite volatile, plunging over 20% in June alone, after being one of the top performers of the Dow Jones/AIG Index. Warehouse stocks are still low, but they have been steadily rising and stainless steel demand has decreased somewhat. Zinc prices continue to fall, down over 20% for the year to date, despite overall strong global demand. Lead prices were higher in the second quarter on tight inventories and strong demand. China, the world’s largest lead producer, imposed a 10% tax on overseas sales. Tin prices finished the quarter slightly off their mid-March eighteen-year high. Gold prices were defensive during most of the second quarter, down slightly overall. Heavy selling from European central banks was a particular negative. Volatility was a watchword for silver during the quarter as funds moved in and out of the metal with most of the activity on the sell side during the final half of June as indicated in CFTC data. Platinum finished up slightly overall for the quarter. Global industrial demand has been solid, with strong jewelry demand and an increase in autocatalytic usage spurred by a growing diesel market. Palladium also ended the quarter slightly higher. South African labor concerns lent support to prices.

Softs: An increased sugar supply from Brazil was the latest bearish report for the commodity. Last year’s high prices, which encouraged increased production, are now taking their toll on prices. Coffee prices also fell during the second quarter, due to similarly rising inventories and favorable Brazilian weather. Cocoa prices rose to a four-year high after an attack on the prime minister of the Ivory Coast, pointing out how severe the country’s unrest is and restoring the “war premium” that had temporarily been lost in the cocoa market. Live cattle prices fell slightly during the second quarter and are down slightly year to date. Lower corn prices were noted in May and June, after cattle ranchers suffered with high feed prices for much of the year. An easing in the hype surrounding ethanol helped push corn prices lower. Cattle is now in peak-demand barbeque season and exports continue to be strong. Inventories are ample but show some evidence of decline. Live hog prices were volatile in the second quarter and ended the first half of the year down over 5% overall.

Second Quarter 2006

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

Currencies: Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

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

Energies: The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains: The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways.

Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices: By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

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

Interest Rates: U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

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

Metals: Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

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

Softs: The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2007

Currencies: (+) Losses were experienced in the Czech koruna and South African rand. Gains were made in the Swiss franc, Mexican peso, Polish zloty, euro, Hungarian forint, Brazilian real, Canadian dollar, New Zealand dollar, British pound versus U.S. dollar and Japanese yen, Australian dollar, Japanese yen versus U.S. dollar and euro.

Energies: (+) Losses were experienced in crude oil, gas oil and heating oil. Gains were made in gasoline and natural gas.

Grains: (+) Losses were experienced in corn, canola oil and cotton. Gains were made in wheat, soybean oil, soybean meal and soybeans.

Indices: (+) Gains were experienced in the S&P MIB 30, the Russell 2000, the Amsterdam Index, the Australian All Ordinaries, the Mid-Cap 400, the S&P TSE 60, the Dow Jones Industrial Average, the Taiwan Index, the Nasdaq 100, the FTSE 100, the CAC 40, the Hang Seng, the Nikkei, the DAX, the S&P 500 and the DJ Stoxx 50 indices.

Interest Rates: (+) Losses were experienced in Japanese Government Bonds, U.S. 10-year and 5-year Treasury Notes, Euroyen, Australian Bank Bills and U.S. Treasury Bonds. Gains were made in Canadian Bonds, New Zealand 3-month Treasury Bills, Australian 3-year Bonds, Canadian Bank Acceptances, U.S. 2-year Treasury Notes, Euroswiss, British Gilt, German 2-year Bonds, German Bobl, Eurodollar, Short Sterling, German Bunds and Euribor.

Meats: (+) Losses were experienced in cattle. Gains were made in hogs.

Metals: (-) Losses were experienced in nickel, gold, aluminum, zinc, copper, silver and platinum. Gains were made in lead.

Softs: (+) Gains were experienced in cocoa, coffee and sugar.

Second Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 30, 2007 was $106.73, an increase of 6.47% from the December 31, 2006 Net Asset Value per Interest of $100.24 and an increase of 9.67% from the March 31, 2007 Net Asset Value per Interest of $97.32. The Net Asset Value per Interest as of June 30, 2006 was $108.06, an increase of 8.76% from the December 31, 2005 Net Asset Value per Interest of $99.36 and an increase of 3.49% from the March 31, 2006 Net Asset Value per Interest of $104.41. The Net Asset Value per Interest as of June 30, 2005 was $101.16, a decrease of 6.34% from the December 31, 2004 Net Asset Value per Interest of $108.01 and a decrease of 3.90% from the March 31, 2005 Net Asset Value per interest of $105.27. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $633,000 and $560,000, respectively. Registrant’s trading gains before commissions and related fees during the Second Quarter 2006 and Year-To-Date 2006 were approximately $304,000 and $676,000, respectively. Registrant’s trading (losses) before commissions and related fees during the Second Quarter 2005 and Year-To-Date 2005 were approximately $(174,000) and $(212,000).

Registrant’s average net assets decreased during Second Quarter 2007 and Year-To-Date 2007 in comparison to the Second Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions. Registrant’s average net assets decreased for Second Quarter 2006 and Year-To-Date 2006 compared to Second Quarter 2005 and Year-To-Date 2005 due to the effect of redemptions. Registrant’s average net assets for Second Quarter 2005 and Year-To-Date 2005 decreased in comparison to Second Quarter of 2004 and Year-To-Date 2004 due to the effect of redemptions.

Interest income is earned on the Registrant’s accounts maintained with the clearing broker at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $53,000 and $111,000, respectively, a decrease of approximately $19,000 and $22,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced asset levels. Interest income during Second Quarter 2006 and Year-To-Date 2006 increased by approximately $29,000 and $49,000, respectively, as compared to Second Quarter 2005 and Year-To-Date 2005, primarily due to higher interest rates. Interest income during Second Quarter 2005 and Year-To-Date 2005 increased by approximately $24,000 and $44,000, respectively, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to higher interest rates.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $90,000 and $187,000, respectively, a decrease of approximately $26,000 and $42,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels. Commissions and other transaction fees during Second Quarter 2006 and Year-To-Date 2006 decreased by approximately $14,000 and $39,000, respectively, as compared to Second Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in average net assets. Commissions and other transaction fees during Second Quarter 2005 and Year-To-Date 2005 decreased by approximately $14,000 and $28,000, respectively, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to a decrease in average net assets.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $25,000 and $63,000, respectively, an increase of approximately $3,000 and $19,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to the Trading Advisor being paid at a higher management fee rate for 2007 as compared to 2006. Management fees during Second Quarter 2006 and Year-To-Date 2006 decreased by approximately $2,000 and $6,000, respectively, as compared to Second Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in average net assets. Management fees during Second Quarter 2005 and Year-To-Date 2005 decreased by approximately $3,000 and $7,000, respectively, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to a decrease in average net assets.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $120,000 and $120,000, respectively. Incentive fees earned during Second Quarter 2006 and Year-To-Date 2006 were approximately $23,000 and $23,000, respectively. Incentive fees earned during the Second Quarter 2005 and Year-To-Date 2005 were approximately $140 and $31,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 14, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 14, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)