Form 10-Q
period 2007-09-30
FUTURES STRATEGIC TRUST
filed 2007-11-13
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2007

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

FUTURES STRATEGIC TRUST

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2007

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Futures Strategic Trust:

	Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	2

	Statements of Operations (Unaudited) for the three months ended September 30, 2007 and three months ended September 30, 2006 and nine months ended September 30, 2007 and nine months ended September 30, 2006	3

	Statements of Changes in Trust Capital (Unaudited) for the nine months ended September 30, 2007 and nine months ended September 30, 2006	4

	Notes to Financial Statements (Unaudited)	5

	WCM Pool LLC:

	Statement of Financial Condition as of September 30, 2007 (Unaudited)	15

	Condensed Schedule of Investments as of September 30, 2007 (Unaudited)	16

	Statements of Operations (Unaudited) for the three months ended September 30, 2007 and nine months ended September 30, 2007	17

	Statement of Changes in Members’ Capital for the nine months ended September 30, 2007 (Unaudited)	18

	Notes to Financial Statements	19

	WMT III Series H/J Trading Vehicle LLC:

	Statements of Financial Condition as of April 30, 2007 (Date of Liquidation) and December 31, 2006	29

	Condensed Schedules of Investments as of April 30, 2007 (Date of Liquidation) and December 31, 2006	30

	Statements of Operations for the Periods January 1, 2007 to April 30, 2007 (Date of Liquidation) and January 1, 2006 to December 31, 2006	31

	Statements of Changes in Members’ Capital for the Periods January 1, 2007 to April 30, 2007 (Date of Liquidation) and January 1, 2006 to December 31, 2006	32

	Notes to Financial Statements	33

FUTURES STRATEGIC TRUST

INDEX TO QUARTERLY REPORT ON FORM 10-Q

(CONTINUED)

SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

FUTURES STRATEGIC TRUST

FINANCIAL STATEMENTS

September 30, 2007

FUTURES STRATEGIC TRUST

STATEMENTS OF FINANCIAL CONDITION

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$916	$10,539
Redemption receivable	179,629	0
Investment in WCM Pool LLC, at net asset value (100.39% and 0.00% of net asset value, respectively)	4,291,339	0
Investment in WMT III Series H/J Trading Vehicle LLC, at net asset value (0.00% and 101.30% of net asset value, respectively)	0	5,286,137

Total assets	$4,471,884	$5,296,676

LIABILITIES
Redemptions payable	$185,382	$63,959
Accounts payable	11,963	14,437

Total liabilities	197,345	78,396

TRUST CAPITAL
Limited interests (38,808.865 and 51,529.821 interests outstanding) at September 30, 2007 and December 31, 2006, respectively	4,229,313	5,165,353
General interests (415.000 and 528.000 interests outstanding) at September 30, 2007 and December 31, 2006, respectively	45,226	52,927

Total trust capital	4,274,539	5,218,280

Total liabilities and trust capital	$4,471,884	$5,296,676

Net Asset Value per Limited and General Interest
September 30, 2007	December 31, 2006
$108.98	$100.24

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME (LOSS) FROM TRUST OPERATIONS
REVENUES
Realized gain (loss) on open commodity transactions	$0	$(389,134)	$(4)	$462,958
Change in net unrealized gain (loss) on open commodity transactions	0	52,415	0	(123,254)
Interest income	100	73,939	1,451	207,263

Total revenues	100	(262,780)	1,447	546,967

EXPENSES
Brokerage commissions	80,046	108,713	257,158	337,088
Management fees	0	19,994	0	63,866
Incentive fees	0	0	0	22,720

Total expenses	80,046	128,707	257,158	423,674

NET INCOME (LOSS) FROM TRUST OPERATIONS	(79,946)	(391,487)	(255,711)	123,293

NET LOSS ALLOCATED FROM WMT III SERIES H/J TRADING VEHICLE LLC:
REVENUES
Realized	0	0	19,828	0
Change in unrealized	0	0	(92,871)	0
Interest income	0	0	58,102	0

Total revenues	0	0	(14,941)	0

EXPENSES
Brokerage commissions	0	0	4,924	0
Management fee	0	0	38,064	0
General and administrative	0	0	2,136	0

Total expenses	0	0	45,124	0

NET LOSS ALLOCATED FROM WMT III SERIES H/J TRADING VEHICLE LLC	0	0	(60,065)	0

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(12,244)	0	578,606	0
Change in unrealized	186,205	0	228,555	0
Interest income	47,065	0	98,846	0

Total revenues	221,026	0	906,007	0

EXPENSES
Brokerage commissions	3,017	0	7,612	0
Management fee	22,590	0	47,458	0
Incentive fee	31,343	0	151,669	0
General and administrative	1,260	0	3,365	0

Total expenses	58,210	0	210,104	0

NET INCOME ALLOCATED FROM WCM POOL LLC	162,816	0	695,903	0

NET INCOME (LOSS)	$82,870	$(391,487)	$380,127	$123,293

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$1.99	$(7.13)	$8.21	$2.17

Weighted average number of limited and general interests outstanding	41,559	54,881	46,293	56,866

See accompanying notes.

FUTURES STRATEGIC TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Nine months ended September 30, 2007
Trust capital at December 31, 2006	52,057.821	$5,165,353	$52,927	$5,218,280
Net income for the nine months ended September 30, 2007	0.000	375,917	4,210	380,127
Redemptions	(12,833.956)	(1,311,957)	(11,911)	(1,323,868)

Trust capital at September 30, 2007	39,223.865	$4,229,313	$45,226	$4,274,539

Nine months ended September 30, 2006
Trust capital at December 31, 2005	59,593.744	$5,861,321	$60,014	$5,921,335
Net income for the nine months ended September 30, 2006	0.000	122,069	1,224	123,293
Redemptions	(5,454.500)	(572,669)	(6,114)	(578,783)

Trust capital at September 30, 2006	54,139.244	$5,410,721	$55,124	$5,465,845

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

Effective November 1, 2006, the Trust allocated its net assets to WMT III Series H/J Trading Vehicle LLC, (the “Trading Vehicle”) and received a Voting Membership Interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle. The sole members of the Trading Vehicle were WMT III Series H, WMT III Series J and the Trust. Prior to its liquidation on April 30, 2007, the Trading Vehicle engaged in the speculative trading of futures contracts, options on futures contracts and forward currency contracts. Effective March 31, 2007, the Trust terminated the Trading Advisor agreement with Bridgewater Associates Inc. (“Bridgewater”), the trading advisor of the Trading Vehicle, and entered into a Trading Advisory agreement with Winton Capital Management (“Winton”). Subject to its agreement with Winton, the Trust transferred its assets from the Trading Vehicle to WCM Pool LLC (the “Company”), effective April 1, 2007, and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At September 30, 2007, the sole members of the Company are the Trust, Diversified Futures Fund L.P. (“DFF”), Diversified Futures Trust I (“DFT I”) and Kenmar Global Trust (“KGT”). Preferred is the Managing Owner of DFF, DFT I and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company and the Trading Vehicle, including the condensed schedule of investments, are included in Sections II and III of these financial statements and should be read in conjunction with the Trust’s financial statements.

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

The statement of financial condition as of September 30, 2007, and the statements of operations for the three months and nine months ended September 30, 2007 and 2006 and the statements of changes in trust capital for the nine months ended September 30, 2007 and 2006, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of September 30, 2007, and the results of its operations for the three months and nine months ended September 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

For the nine months ended September 30, 2006, the Trust engaged in the speculative trading of commodity futures, forwards and options contracts. Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) were reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statement of operations.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Additionally, for the nine months ended September 30, 2007, the Trust indirectly earned income or loss through investments in the Companies (see Note 2(c)).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on the Trust’s financial statements. At this time, the impact to the Trust’s financial statements has not been determined.

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

The investments in the Company and the Trading Vehicle are reported in the Trust’s statements of financial condition at the net asset value as reported by such entities. The Trust records its proportionate share of such entities’ income or loss in the statements of operations. Valuation of futures and forward contracts is discussed in the notes to the Company and the Trading Vehicle’s financial statements included in Sections II and III of this report. Through its investments in the Company and the Trading Vehicle, the Trust pays or paid its pro-rata share of the 2% and 3%, respectively, annual management fee (accrued and paid monthly) and a 20% incentive fee on New High Net Trading Profits (accrued monthly and paid quarterly) as defined in the advisory agreements.

D.	Profit and Loss Allocation, Distributions, and Redemptions

The Trust allocates profits and losses for both financial and tax-reporting purposes to its Interest holders monthly on a pro rata basis based on each owner’s Interests outstanding during the month. Distributions (other than redemptions of Interests) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Interest holders. The Managing Owner has not made and does not presently intend to make any distributions in the future.

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

Prior to investing the Trust’s assets in the Companies effective November 1, 2006, the Trust paid each trading manager a monthly management fee on the portion of the Trust’s net assets allocated to each trading manager as of the last day of each month through October 31, 2006. In addition, the Trust paid each trading manager a quarterly incentive fee based on “New High Net Trading Profits” (as defined in the advisory agreements among the Trust, the Managing Owner and each trading manager) through October 31, 2006. Effective November 1, 2006 the Trust pays its pro-rata share of management and incentive fees as disclosed in Note 2(c) through its investments in the Companies.

C.	Commissions

Prior to investing the Trust’s assets in the Companies effective November 1, 2006, the Managing Owner, on behalf of the Trust, entered into a brokerage agreement with Prudential Financial Derivatives LLC (“PFD”) to act as commodity broker for the Trust. Under the terms of the agreement, the Trust pays the Managing Owner commissions at a flat rate of 5/8 of 1% per month (7.5% per annum) of the Trust’s net asset value as of the first day of each month. Under the agreement, PFD’s execution costs (including floor brokerage expenses, clearing and exchange fees) will be paid out of the total fees paid by the Trust to the Managing Owner. Effective November 1, 2006, the Trust deducts the cost of its pro-rata share of commissions allocated from the Companies in calculation of the Managing Owner’s 7.5% per annum commission.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES

The Managing Owner, or parties engaged by the Managing Owner, perform services for the Trust which included, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services.

Costs and expenses charged to the Trust for the three months and nine months ended September 30, 2007 and 2006 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commissions	$80,046	$108,713	$257,158	$337,088

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable) as of September 30, 2007 and December 31, 2006 were $11,963 and $14,437, respectively.

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

Effective April 1, 2007, the Trust withdrew its assets from the Trading Vehicle and invested them in the Company. The Trust’s investment in the Company represents approximately 20.89% of the net asset value of the Company at September 30, 2007. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Winton whereby Winton makes the trading decisions for the Company and, in turn, the Trust, pursuant to Winton’s Diversified Program.

The Trust records its proportionate share of each item of income and expense from the investments in the Companies in the statements of operations.

Summarized information for the Trust’s investments is as follows:

	Net Asset Value December 31, 2006	Investments	Gain (Loss)	Redemptions	Net Asset Value September 30, 2007
WCM Pool LLC	$0	$5,002,950	$695,903	$(1,407,514)	$4,291,339

WMT III Series H/J Trading Vehicle LLC	$5,286,137	$0	$(60,065)	$(5,226,072)	$0

The Trust may make additional contributions to, or redemptions from, the Company on a monthly basis.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Trust’s investments in the Companies are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Companies. The Trust bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received.

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

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At September 30, 2007 and December 31, 2006, such segregated assets totaled $916 and $10,787, respectively. Part 30.7 of the CFTC regulations also requires the futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $0 and $0 at September 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months and nine months ended September 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value, beginning of period	$106.73		$108.06		$100.24		$99.36

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	4.45	(5)	(6.10	)(6)	16.39	(5)	5.41	(6)
Interest income (1)	1.13	(5)	1.35	(6)	3.42	(5)	3.64	(6)
Expenses (1)	(3.33	)(5)	(2.35	)(6)	(11.07	)(5)	(7.45	)(6)

Net increase (decrease) for the period	2.25		(7.10)		8.74		1.60

Net asset value, end of period	$108.98		$100.96		$108.98		$100.96

Total Return: (3)
Total return before incentive fees	2.82%		(6.57)%		11.94%		1.99%
Incentive fees	(0.71)%		0.00%		(3.22)%		(0.38)%

Total return after incentive fees	2.11%		(6.57)%		8.72%		1.61%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees (2), (4)	(5.44	)%(5)	(3.82	)%(6)	(5.72	)%(5)	(4.33	)%(6)
Incentive fees (3)	(0.71	)%(5)	0.00	%(6)	(3.22	)%(5)	(0.38	)%(6)

Net investment loss after incentive fees	(6.15	)%(5)	(3.82	)%(6)	(8.94	)%(5)	(4.71	)%(6)

Interest income (4)	4.30	%(5)	5.16	%(6)	4.48	%(5)	4.63	%(6)

Incentive fees (3)	0.71	%(5)	0.00	%(6)	3.22	%(5)	0.38	%(6)
Other expenses (4)	9.74	%(5)	8.98	%(6)	10.20	%(5)	8.97	%(6)

Total net expenses	10.45	%(5)	8.98	%(6)	13.42	%(5)	9.35	%(6)

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
(5)

Includes the Trust’s proportionate share of income and expenses from WMT III Series H/J Trading Vehicle LLC from January 1, 2007 to March 31, 2007 and the Trust’s proportionate share of income and expense from WCM Pool LLC from April 1, 2007 to September 30, 2007.

(6)	Represents income (loss) and expenses from the Trust’s operations.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

September 30, 2007

WCM POOL LLC

STATEMENT OF FINANCIAL CONDITION

September 30, 2007 (Unaudited)

ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$20,150,206
Interest receivable	62,875
Net unrealized gain on open futures contracts	1,446,298

Total assets	$21,659,379

LIABILITIES
Accrued expenses	$8,818
Commissions payable	2,448
Management fee payable	36,115
Incentive fee payable	149,622
Redemptions payable	918,159

Total liabilities	1,115,162

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,274,584
Member DFT I	11,081,425
Member KGT	1,896,869
Member FST	4,291,339

Total members’ capital (Net Asset Value)	20,544,217

Total liabilities and members’ capital	$21,659,379

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2007 (Unaudited)

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
Futures contracts purchased:
Commodities	3.34%	$686,743
Currencies	3.01%	617,948
Interest rates	0.37%	77,027
Stock indices	0.17%	33,991

Net unrealized gain on futures contracts purchased	6.89%	1,415,709

Futures contracts sold:
Commodities	(0.08)%	(16,450)
Currencies	0.19%	39,218
Interest rates	0.04%	7,821

Net unrealized gain on futures contracts sold	0.15%	30,589

Net unrealized gain on futures contracts	7.04%	$1,446,298

See accompanying notes.

WCM POOL LLC

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007

(Unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
REVENUES
Realized	$(53,446)	$824,003
Change in unrealized	906,937	1,446,298
Interest income	219,142	637,452

Total revenues	1,072,633	2,907,753

EXPENSES
Brokerage commissions	14,084	69,395
Management fee	105,509	309,661
Incentive fee	149,622	388,256
Operating expenses	5,840	23,513

Total expenses	275,055	790,825

NET INCOME	$797,578	$2,116,928

See accompanying notes.

WCM POOL LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Nine months ended September 30, 2007
Balances at January 1, 2007	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Net income for the nine months ended September 30, 2007	279,598	973,843	167,584	695,903	2,116,928
Redemptions	(641,178)	(2,858,505)	(414,690)	(1,407,514)	(5,321,887)

Balances at September 30, 2007	$3,274,584	$11,081,425	$1,896,869	$4,291,339	$20,544,217

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred” or “Managing Member”) is the Managing Member of the Company. The Company currently consists of four members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007 and the statements of operations for the three months and nine months ended September 30, 2007, and the statement of changes in members’ capital (net asset value) for the nine months ended September 30, 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2007, and the results of operations for the three months and nine months ended September 30, 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Member of the Company evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Member is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Member is currently evaluating the impact of adopting SFAS No. 159 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Additionally, the Members of the Company pay the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the three and nine months ended September 30, 2007, the Trading Advisor earned incentive fees of $149,622 and $388,256, respectively, of which $149,622 remains payable at September 30, 2007.

Note 4.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2007, such segregated assets totaled $18,739,840. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $52,903 at September 30, 2007. There are no segregation requirements for assets related to forward trading.

As of September 30, 2007, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	(Unaudited)				(Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST(5)
Total return: (1),(4)

Total return before incentive fee	4.66%	4.66%	4.66%	4.66%	10.21%	10.21%	10.22%	19.99%
Incentive fee	(0.73)%	(0.73)%	(0.73)%	(0.73)%	(1.41)%	(1.40)%	(1.50)%	(3.72)%

Total return after incentive fee	3.93%	3.93%	3.93%	3.93%	8.80%	8.81%	8.72%	16.27%

Ratios to average net asset values:

Expenses prior to incentive fee (2)	2.41%	2.42%	2.43%	2.44%	2.65%	2.66%	2.66%	2.60%
Incentive fee (1)	0.73%	0.73%	0.70%	0.71%	1.37%	1.36%	1.46%	3.38%

Total expenses and incentive fee	3.14%	3.15%	3.13%	3.15%	4.02%	4.02%	4.12%	5.98%

Net investment income (2), (3)	1.80%	1.80%	1.82%	1.83%	1.50%	1.50%	1.53%	1.80%

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

SECTION III

WMT III SERIES H/J TRADING VEHICLE LLC

FINAL ANNUAL REPORT

As of April 30, 2007 (Date of Liquidation) and December 31, 2006

And for the Periods from January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Members of

World Monitor Trust III Series H/J Trading Vehicle LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III Series H/J Trading Vehicle LLC (the “Trading Vehicle”) as of April 30, 2007 (Date of Liquidation) and December 31, 2006, and the related statements of operations and changes in members’ capital for the period from January 1, 2007 to April 30, 2007 (Date of Liquidation) and the year ended December 31, 2006. These financial statements are the responsibility of the Trading Vehicle’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trading Vehicle is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Vehicle’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III Series H/J Trading Vehicle LLC at April 30, 2007 (Date of Liquidation) and December 31, 2006, and the results of its operations and changes in its members’ capital for the period from January 1, 2007 to April 30, 2007 (Date of Liquidation) and the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York

July 25, 2007

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

April 30, 2007 (Date of Liquidation) and December 31, 2006

	April 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$6,867	$0
Cash in commodity trading accounts	24,557,766	28,463,857
Net unrealized gain on open futures contracts	0	622,289
Interest receivable	0	114,572

Total assets	$24,564,633	$29,200,718

LIABILITIES
Accrued expenses	$75,138	$32,141
Commissions payable	0	8,336
Redemptions payable	24,219,558	0
Advisor fee payable	269,937	73,255

Total liabilities	24,564,633	113,732

MEMBERS’ CAPITAL(Net Asset Value)
Member H—Class I	0	1,140,902
Member H—Class II	0	444,359
Member J—Class I	0	21,153,067
Member J—Class II	0	1,062,521
Member—Futures Strategic Trust	0	5,286,137

Total members’ capital
(Net Asset Value)	0	29,086,986

Total liabilities and members’ capital	$24,564,633	$29,200,718

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

April 30, 2007 (Date of Liquidation) and December 31, 2006

	April 30, 2007		December 31, 2006
	Net Unrealized Gain(Loss)	Net Unrealized Gain(Loss) as a % of Net Asset Value*	Net Unrealized Gain(Loss)	Net Unrealized Gain(Loss) as a % of Net Asset Value
Long futures contracts:
Commodities	$0	0.00%	$4,903	0.02%
Currencies	0	0.00%	(455,693)	(1.57)%
Energy	0	0.00%	(18,370)	(0.06)%
Interest rates	0	0.00%	(202,599)	(0.70)%
Metals	0	0.00%	(76,930)	(0.26)%
Stock indices	0	0.00%	20,644	0.07%

Total long futures contracts	0	0.00%	(728,045)	(2.50)%

Short futures contracts:
Currencies	0	0.00%	(2,139)	(0.01)%
Interest rates	0	0.00%	1,461,530	5.02%
Metals	0	0.00%	42,750	0.15%
Stock indices	0	0.00%	(151,807)	(0.52)%

Total short futures contracts	0	0.00%	1,350,334	4.64%

Total futures contracts	$0	0.00%	$622,289	2.14%

*	Prior to liquidating redemptions.

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Period January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

	Period January 1, 2007 to April 30, 2007	Year Ended December 31, 2006
REVENUES
Realized	$308,078	$(2,317,174)
Change in unrealized	(622,289)	950,808
Interest income	419,797	926,433

Total revenues (loss)	105,586	(439,933)

EXPENSES
Brokerage commissions	29,545	81,082
Advisor incentive fee	0	237,915
Advisor management fee	269,937	638,927
Operating expenses	63,839	57,341

Total expenses	363,321	1,015,265

NET LOSS	$(257,735)	$(1,455,198)

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

	Members’ Capital
	Member H - Class I	Member H - Class II	Member J - Class I	Member J - Class II	Futures Strategic Trust	Total
Balance at December 31, 2005	$515,430	$0	$10,152,980	$0	$0	$10,668,410
Additions	1,154,252	528,000	13,133,733	1,177,042	5,372,605	21,365,632
Redemptions	(422,422)	(9,587)	(1,009,312)	(10,526)	(40,011)	(1,491,858)
Net loss	(106,358)	(74,054)	(1,124,334)	(103,995)	(46,457)	(1,455,198)

Balance at December 31, 2006	1,140,902	444,359	21,153,067	1,062,521	5,286,137	29,086,986
Additions	0	0	2,881,832	440,624	0	3,322,456
Redemptions	(109,663)	(2,193)	(1,610,471)	(54,999)	(5,226,072)	(7,003,398)
Net loss for the period January 1, 2007 to April 30, 2007	(9,425)	(3,946)	(173,276)	(11,023)	(60,065)	(257,735)

Members capital before liquidating redemptions	1,021,814	438,220	22,251,152	1,437,123	0	25,148,309
Liquidating redemptions	(1,021,814)	(438,220)	(22,251,152)	(1,437,123)	0	(25,148,309)

Members’ capital at April 30, 2007	$0	$0	$0	$0	$0	$0

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series H/J Trading Vehicle LLC (the “Trading Vehicle”) was a limited liability company organized under the laws of Delaware on March 10, 2005, which terminated on April 30, 2007 under the provisions of the Trading Vehicle’s Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts and options on futures contracts. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) was the Managing Owner of the Trading Vehicle. The Trading Vehicle consisted of five members: World Monitor Trust III – Series H, Class I (“Member H-Class I”), World Monitor Trust III – Series H, Class II (“Member H-Class II”), World Monitor Trust III – Series J, Class I (“Member J-Class I”), World Monitor Trust III – Series J, Class II (“Member J-Class II”) and Futures Strategic Trust (collectively, the “Members”). Preferred was also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Trading Vehicle was a member-managed limited liability company that was not registered in any capacity with, or subject directly to regulation by, the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Trading Vehicle entered into an advisory agreement with Bridgewater Associates, Inc. (the “Trading Advisor”) to make the trading decisions for the Trading Vehicle. The Trading Advisor managed the assets in the Trading Vehicle pursuant to its Aggressive Pure Alpha Futures Only – A, No Benchmark program.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The financial statements of the Trading Vehicle are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Commodity futures transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The Trading Vehicle has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Trading Vehicle provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Trading Vehicle. The Trading Vehicle is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Preferred as Managing Owner of the Trading Vehicle has evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after the Trading Vehicle’s liquidation. Given this, Preferred, as Managing Owner of the Trading Vehicle, has concluded that SFAS No. 157 has no impact on the Trading Vehicle’s financial statements.

B.	Income Taxes

The Trading Vehicle is treated as a partnership for Federal income tax purposes. As such, the Trading Vehicle is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Trading Vehicle may be subject to other state and local taxes in jurisdictions in which it operates.

B.	Capital Accounts

The Trading Vehicle accounted for additions, allocations of net gain (loss) and redemptions on a per member capital account basis.

The Trading Vehicle allocated profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle during the month. Distributions (other than redemptions of capital) were made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle had not made any distributions prior to termination.

D.	Foreign Currency Transactions

The Trading Vehicle’s functional currency was the U.S. dollar; however, it transacted business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar have been translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	MANAGEMENT AND INCENTIVE FEES

The Trading Vehicle paid the Trading Advisor a monthly management fee equal to 1/12 of 3.0% (3.0% annually) of the Trading Vehicle’s allocated assets determined as of the close of business on the last day of each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of each month were added back to the assets and there was no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Trading Vehicle paid the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrued monthly and was paid quarterly. For the period January 1, 2007 to April 30, 2007 (Date of Liquidation) and for the year ended December 31, 2006, the Trading Advisor earned incentive fees of $0 and $237,915, respectively.

Note 4.	OPERATING EXPENSES

Operating expenses of the Trading Vehicle were paid for by the Trading Vehicle.

Note 5.	DEPOSITS WITH BROKER

The Trading Vehicle deposited funds with UBS Securities LLC to act as broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements were satisfied by the deposit of cash with such broker. The Trading Vehicle earned interest income on assets deposited with the broker at competitive rates.

Note 6.	ADDITIONS, DISTRIBUTIONS AND REDEMPTIONS

The Trading Vehicle was not required to make distributions, but was permitted to do so at the discretion of the Members. A Member could request and receive redemption of capital at any time, subject to the terms in the Organization Agreement.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Trading Vehicle was exposed to various types of risks associated with the derivative instruments and related markets in which it invested. These risks included, but were not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trading Vehicle’s investment activities (credit risk).

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

A.	Market Risk

Trading in futures contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trading Vehicle’s net assets being traded, significantly exceeded the Trading Vehicle’s future cash requirements since the Trading Vehicle closed out its open positions prior to settlement. As a result, the Trading Vehicle was generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trading Vehicles considered the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trading Vehicle’s commitments to purchase commodities was limited to the gross or face amount of the contract held. However, when the Trading Vehicle entered into a contractual commitment to sell commodities, it was obligated to make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposed the Trading Vehicle to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Trading Vehicle held and the liquidity and inherent volatility of the markets in which the Trading Vehicle traded.

B.	Credit Risk

When entering into futures contracts, the Trading Vehicle was exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty non-performance of all of the Trading Vehicle’s contracts was the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Trading Vehicle’s contracts might have resulted in a greater loss than non-performance on all of the Trading Vehicle’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse can meet its obligations to the Trading Vehicle.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

B.	Credit Risk (Continued)

The Managing Owner attempted to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitored compliance with these trading limitations and policies, which included, but was not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle would have automatically terminated the Advisory Agreement, if the net asset value allocated to the Trading Advisor declined as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value was after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At April 30, 2007 (date of liquidation) and December 31, 2006, such segregated assets totaled $19,495,157 and $23,649,869, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $(124) and $136,650 at April 30, 2007 (date of liquidation) and December 31, 2006, respectively.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the period January 1, 2007 to April 30, 2007 (Date of Liquidation) and for the year ended December 31, 2006. This information has been derived from information presented in the financial statements.

	Period January 1, 2007 to April 30, 2007 (Date of Liquidation)	Year Ended December 31, 2006
Total Return (1)
Total return before incentive fee	(0.83)%	(1.41)%
Incentive fee	0.00%	(1.16)%

Total return after incentive fee	(0.83)%	(2.57)%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.97%	3.80%
Incentive fee (1)	0.00%	1.17%

Total expenses and incentive fee	3.97%	4.97%

Net investment gain (2),(3)	0.62%	0.73%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized
(2)	Annualized
(3)	Represents interest income less total expenses (exclusive of incentive fee).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the three months ended September 30, 2007 (“Third Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Futures Strategic Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisor and the Trading Vehicle

Prior to November 1, 2006, all trading decisions for Registrant were made by Bridgewater Associates, Inc. (“Bridgewater”) and Graham Capital Management, L.P. (“Graham”) pursuant to advisory agreements between Registrant and Bridgewater and between Registrant and Graham (the “Bridgewater Advisory Agreement” and the “Graham Advisory Agreement”, respectively).

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

Effective April 1, 2007, Registrant withdrew as a member of the H/J Trading Vehicle and contributed its net assets to WCM Pool LLC (the “WCM Pool”), a Delaware limited liability company, and received a voting membership interest in WCM Pool. WCM Pool was formed to function as an aggregate trading vehicle for its members. Registrant, Diversified Futures Fund, L.P., Diversified Futures Trust I, and Kenmar Global Trust are the sole members of WCM Pool. Preferred has been delegated administrative authority over the operations of WCM Pool. WCM Pool engages in the speculative trading of futures contracts.

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

WCM Pool has entered into an advisory agreement (the “WCM Pool Advisory Agreement”) with Winton Capital Management Limited (the “Winton”), whereby the Winton will make the trading decisions for the WCM Pool and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Registrant has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. , Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on Registrant’s financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

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

For Third Quarter 2007, the nine months ended September 30, 2007 (“Year-To-Date 2007”), the three months ended September 30, 2006 (“Third Quarter 2006”) and the nine months ended September 30, 2006 (“Year-To-Date 2006”), there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from May 1, 1996 (commencement of operations) to September 30, 2007 were $492,128, $1,311,957 and $59,090,987, respectively. Redemptions of Limited Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from May 1, 1996 (commencement of operations) to September 30, 2006 were $167,521, $572,669 and $57,570,895, respectively.

Redemptions of General Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from May 1, 1996 (commencement of operations) to September 30, 2007 were $5,231, $11,911 and $483,040, respectively. Redemptions of General Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from May 1, 1996 (commencement of operations) to September 30, 2006 were $3,214, $6,114 and $469,324, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts or the Trading Vehicle in subsequent periods.

At September 30, 2007, 100.39% of Registrant’s net assets were allocated to commodities trading through its investment in the WCM Pool LLC. The clearing broker credits the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income earned on its accounts with the clearing broker during each month. The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trading Vehicle (and, in turn, Registrant) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 6 to the financial statements for a further discussion on the credit and market risks associated with Registrant’s futures and forward contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2007

Throughout the third quarter of 2007, subprime/credit concerns dominated the global economy with some forecasting a recession as a result. Former Fed Chairman Greenspan said the risk of inflation has increased, although he still put the odds of a recession below 50%. The crisis, or at least the paranoia surrounding it, seemed to worsen with each passing day during most of the quarter. In reaction, the US Federal Reserve (the “Fed”) cut rates in August and September. In general, pundits and economists approved of the Fed’s stance but a few saw it as highly inflationary and some a bailout of Wall Street.

On the economic data front, already dismal housing numbers only got worse during the quarter. Both housing starts and building permits fell to their lowest levels since 1995. Both existing and new home sales plunged. Inventories remained burdensome.

On the inflation front, the producer price index fell each month during the third quarter. Falling food and energy prices kept wholesale inflation in check. For the most part, producers still seem to be absorbing higher commodity costs without passing them to the consumer. The more closely watched consumer price index, the measure of a basket of consumer goods, fell slightly overall.

The most troubling economic data number released in the quarter was the August employment report that showed nonfarm payrolls contract for the first time since August of 2003. The unemployment rate held steady at 4.6%.

Volatile durable goods orders fell sharply in August after a larger gain in July. Retail sales were up during the past year, but consumer confidence numbers tended to weaken in September. However, the latest report on consumer spending showed the largest gain in two years.

Outside of the US, at the start of the quarter, both the Bank of England and the European Central Bank were forecast to raise rates. But by the end of September, the picture had changed dramatically. The Bank of England was forced to deal with the Northern Rock crisis. The European Central Bank had been seen as hawkish in their views, but the US rate cuts and some evidence of a slowing economic landscape, particularly in Germany, has some market participants looking for the maintenance of current levels. In the UK, LIBOR rose at the close of the quarter as Northern Rock borrowed more from the Bank of England and other banks were caught in something of a credit squeeze. The Bank of England engaged in unprecedented measures to add liquidity to the financial markets. LIBOR’s volatility continued into the fourth quarter.

Currencies: After mixed trading patterns, albeit with a downside bias, for much of July through mid-August, the dollar fell to record levels against the euro and British pound sterling in September. Overall, the dollar declined against 13 of the 16 major currencies in September, sending the dollar index to all-time lows. The euro’s share of global foreign exchange reserves rose to a record high in September. The euro also gained on the yen in September, after losing some ground in August. It was a rocky month for the pound to the euro, trading nearly at a 30-month low. The pound grew slightly on the dollar in September, but lower then the 25-year high set in July.

The yen ended the month lower then in previous months. A change in prime ministers as the disgraced Mr. Abe stood down had virtually no impact. Carry trade has lessened, but forecasts of its demise have proven premature. Regarding rates, the Bank of Japan held rates steady during the quarter. China saw a record trade surplus in August. The Chinese yuan continued its decline, albeit very gradual to the US dollar. High yield currencies such as the Canadian, Australian and New Zealand dollars had a strong third quarter. All of these currencies attracted fund and carry trade demand during the quarter.

Energies: Crude oil entertained the global markets with a superior quarter, especially in the latter part of September. Prices very briefly traded below $70 in early August during the period of an overall commodity selling blitz, but it was essentially straight up from there. After touching an all time high in September, crude finished the quarter with a year to date gain of just over 17%. While political tensions were quiet in the third quarter, there seemed to be an increasing undercurrent toward quarter’s end. Nigerian unrest reasserted itself after a period of comparative calm. OPEC raised production at its most recent meeting but this drew limited reaction. Global demand, not surprisingly led by China, remains extremely buoyant. Weather/tropical storm factors had a minimal impact during the month.

Abundant supply and benign weather weighed on natural gas prices for much of the third quarter, but prices staged a solid rally in September and finished the quarter lessening its year-to-date loss to just over 16%. While there were no storms, there were enough precautionary shutdowns in September to turn the market around and the surge in crude aided sentiment. The potential for a La Niña weather pattern this winter could prove supportive in the fourth quarter, as this weather pattern typically leans to cold weather in the northeast. Despite being in the height of the hurricane season, there were no lasting supply interruptions to heating oil in the quarter. Reformulated gasoline prices ended the quarter lower. A lag in price relative to crude is the key reason prices at the pump have not risen in the face of surging crude. Overall supplies have been sufficient to meet demand.

Grains: Trepidation that wheat shortages might lead to tight supplies led to continued expansion in the third quarter, with an astounding 48% increase in the price of wheat. Behind the exploding wheat prices were the ongoing crop worries in Australia, the world’s largest exporter of wheat. Market participants worry that the high prices will have a spillover effect on the prices of other crops that can be planted on wheat acreage. Soybean prices similarly increased in the third quarter, up more than 25%. In addition to the supply side support, born of reduced acreage this past season at the hands of the agri-energy darling corn, the demand side of the equation has been equally influential, as overseas buying of beans, oil, and meal has been relentless. Global cotton consumption remains robust. Regarding the supply and demand equation, the financial allure to grow the crop may tempt farmers to plant additional acreage. Corn prices also rose dramatically in the third quarter. Supply and demand fundamentals indicated that the price fears created by the ethanol-induced glut of corn acreage may have subsided. As the price of competing crops wheat and beans moved sharply higher on the back of a demand-driven/supply-uncertain rally, corn prices rallied as it suddenly became a comparatively cheap substitute, especially as a feed grain.

Indices: It was a nervous and, at times, erratic trading quarter for US and global equities surrounding the credit crisis and subprime mortgage fallout. However, the US Fed’s aggressive move on September 18 was well received and helped end the quarter on a positive note for equities, despite weakness in some areas led by financials. The Dow Jones Industrial Average, the tech-heavy NASDAQ and the S&P 500 indices all finished higher for the quarter. For the most part, the third quarter had the major European bourses following the pattern of the US but with a slight trail and most finished lower on the quarter.

Equities soared in Asia, with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during the quarter. The Nikkei ended the quarter slightly below its second quarter close, due in large part to rate concerns, carry trade issues and political shifts.

Interest Rates: September proved an eventful month for US Treasuries as speculation abounded regarding what the Federal Reserve might, or might not, do. On September 18 the Fed voted to cut both the Fed Funds rate by 50 basis points to 4.75% and the discount rate by another 50 basis points to 5.25%. After the Fed move the yield curve showed significant steepening. The European Central Bank (“ECB”) held steady at the September meeting. While ECB President Jean Claude Trichet exhibited a somewhat “hawkish” rhetoric, the bank appears to many to be on hold through year-end, a change from a month ago when a rate increase appeared most probable. Market participants believe that the Bank of England (“BOE”), forced to deal with the Northern Rock crisis, may now be set to cut rates. LIBOR saw higher yields during September as Northern Rock borrowed more from the BOE and other banks were caught in something of a quarter-ending credit squeeze. There was no change by the Bank of Japan in September.

Metals: Gold was a stellar performer during the quarter. After being subject to margin selling as related to sub prime/credit concerns, Japanese carry trades and a general flight to quality, gold resumed its role as an alternative asset with vengeance. The plunge in the US dollar against other major currencies and a pattern of lower global interest rates increased demand for the metal. Gold now appears to have returned to its traditional role as a monetary asset to go along with strong physical demand. Jewelry demand is also solid, despite high price points. Gold for December delivery finished September up over 12% year to date within the Dow Jones AIG Index.

While gold achieved 27-year highs, silver remains below its high level from earlier this year. Overall physical demand has been and continues to hold buoyant. After stumbling in August, platinum staged an impressive rally through the end of the quarter. China’s appetite for platinum has been exceptionally strong, as evidenced by the latest customs statistics. Platinum jewelry sales continue to be strong, including an over 50% increase in jewelry buying through August versus 2006 in China. Other Asian nations showed a net increase of over 15%. Labor tensions in South Africa supported both palladium and platinum prices, but the former lacked the aggressive Chinese interest and also saw minimal jewelry off-take.

Among base metals, the third quarter proved volatile for copper prices. The general commodity selling blitz in August took its toll on the red metal, but prices came back with a vengeance in September. Strong global demand, led by China, paved the way along with a series of labor disputes in Chile, Mexico and Peru. Like copper, aluminum prices fell in August, but were not able to recover in September. Year to date, aluminum prices are down over 13%. Nickel also fell in August, but managed a small reversal in September. Spot nickel demand has been buoyant, particularly from the Far East outside of Japan. Overall, global stainless steel demand has been decent. Zinc prices fell throughout the third quarter and are now down over 25% for the year to date. Lead prices ended the quarter up sharply higher as buoyant global demand has resulted in a production deficit, the sixth consecutive annual deficit. Tin prices saw an eighteen-year high in July, but ended the third quarter slightly lower.

Softs: Sugar prices were volatile during the quarter, but ended slightly higher to reduce its year-to-date loss to just under 20%. Coffee had been losing ground all year until it woke up in September and eased its year-to-date loss to just over 8%. Cocoa rallied late in the quarter. Declining US warehouse inventories have been supportive, along with reports of “black pod” disease in West Africa. The lingering threat of political unrest in the Ivory Coast persists. Cattle prices fell during the quarter. Korea rejected a third shipment of US beef due to mad-cow disease concerns. Hog prices fell to seventeen-month lows in the third quarter. The market remains dependent on strong Asian demand but China has proven to buy less than expected, making hogs a rare market in that regard.

Third Quarter 2006

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

Currencies: Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

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

Energies: The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

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

Grains: Corn priced fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices: The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates: The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

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

Metals: Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs: Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2007

Currencies: (+) The majority of gains were experienced in the U.S. dollar versus the euro, Canadian dollar and British pound. The majority of losses were experienced in the Japanese yen versus the euro and U.S dollar.

Energies: (+) Gains were experienced in crude oil, gas oil, heating oil and natural gas. Losses were experienced in gasoline.

Grains: (+) Gains were made in canola oil, soybean oil, soybeans and wheat. Losses were experienced in corn and cotton.

Indices: (-) The majority of losses were experienced in the DJ Stoxx 50, the Nikkei and the S&P 500 indices.

Interest Rates: (+) The majority of gains were made in Eurodollar and U.S. 5-year and 10-year Treasury Notes. The majority of losses were experienced in Euribor and Short Sterling.

Meats: (+) Gains were experienced in cattle and hogs.

Metals: (-) Losses were experienced in aluminum, copper, nickel and zinc. Gains were made in gold, lead and platinum.

Softs: (-) Losses were experienced in cocoa, coffee and sugar.

Third Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 30, 2007 was $108.98, an increase of 8.72% from the December 31, 2006 Net Asset Value per Interest of $100.24 and an increase of 2.11% from the June 30, 2007 Net Asset Value per Interest of $106.73. The Net Asset Value per Interest as of September 30, 2006 was $100.96, an increase of 1.61% from the December 31, 2005 Net Asset Value per Interest of $99.36 and a decrease of 6.57% from the June 30, 2006 Net Asset Value per Interest of $108.06.

Registrant’s trading gains before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $174,000 and $734,000, respectively. Registrant’s trading gains (losses) before commissions and related fees during the Third Quarter 2006 and Year-To-Date 2006 were approximately $(337,000) and $340,000, respectively.

Registrant’s average net assets decreased during Third Quarter 2007 and Year-To-Date 2007 in comparison to the Third Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions. Registrant’s average net assets decreased for Third Quarter 2006 and Year-To-Date 2006 compared to Third Quarter 2005 and Year-To-Date 2005 due to the effect of redemptions.

Interest income is earned on the Registrant’s accounts maintained with the clearing broker and the Registrant’s pro-rata allocation of interest from the Trading Vehicle at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $47,000 and $158,000, respectively, a decrease of approximately $27,000 and $49,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to decrease in average net asset value. Interest income during Third Quarter 2006 and Year-To-Date 2006 increased by approximately $33,000 and $82,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to higher interest rates.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $83,000 and $270,000, respectively, a decrease of approximately $26,000 and $67,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to decrease in average net asset value. Commissions and other transaction fees during Third Quarter 2006 and Year-To-Date 2006 decreased by approximately $11,000 and $51,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in average net assets.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle and on investments managed by the Trading Advisor at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $23,000 and $86,000, respectively, an increase of approximately $3,000 and $22,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to the Trading Advisor being paid at a higher management fee rate for 2007 as compared to 2006. Management fees during Third Quarter 2006 and Year-To-Date 2006 decreased by approximately $3,000 and $8,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in average net assets.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $31,000 and $152,000, respectively. Incentive fees earned during Third Quarter 2006 and Year-To-Date 2006 were approximately $0 and $23,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by the Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for futures period as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: November 13, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: November 13, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)