Form 10-Q
period 2008-06-30
FUTURES STRATEGIC TRUST
filed 2008-08-12
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2008

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

JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

FUTURES STRATEGIC TRUST

FINANCIAL STATEMENTS

June 30, 2008

FUTURES STRATEGIC TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Cash	$34,310	$41,133
Redemptions receivable from WCM Pool LLC	5,596	124,411
Investment in WCM Pool LLC, at fair value (99.39% and 99.51% of net asset value, respectively)	4,031,859	4,196,579
Receivable from Managing Owner	553	0

Total assets	$4,072,318	$4,362,123

LIABILITIES
Redemptions payable	$5,618	$122,478
Accounts payable	9,900	22,482

Total liabilities	15,518	144,960

TRUST CAPITAL (NET ASSET VALUE)
Limited Interests (32,160.164 and 37,403.770 Interests outstanding) at June 30, 2008 and December 31, 2007, respectively	$4,015,472	$4,174,087
General Interests (331 and 386 Interests outstanding) at June 30, 2008 and December 31, 2007, respectively	41,328	43,076

Total trust capital (Net Asset Value)	4,056,800	4,217,163

Total liabilities and trust capital	$4,072,318	$4,362,123

Net Asset Value per Limited and General Interest

June 30, 2008	December 31, 2007
$124.86	$111.60

See accompanying notes.

FUTURES STRATEGIC TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET LOSS FROM TRUST OPERATIONS
REVENUES
Realized loss on open commodity transactions	$0	$(4)	$0	$(4)
Interest income	0	1,146	213	1,351

Total revenues	0	1,142	213	1,347

EXPENSES
Commissions	78,672	85,257	158,448	177,112
General and administrative	620	0	676	0

Total expenses	79,292	85,257	159,124	177,112

WCM Pool LLC administrative expenses borne by the Managing Owner and its affiliates	(1,813)	0	(4,878)	0

Net expenses	77,479	85,257	154,246	177,112

NET LOSS FROM TRUST OPERATIONS	(77,479)	(84,115)	(154,033)	(175,765)

NET LOSS ALLOCATED FROM WMT III SERIES H/J TRADING VEHICLE LLC:
REVENUES
Realized	0	0	0	19,828
Change in unrealized	0	0	0	(92,871)
Interest income	0	0	0	58,102

Total revenues	0	0	0	(14,941)

EXPENSES
Brokerage commissions	0	0	0	4,924
Management fees	0	0	0	38,064
General and administrative	0	0	0	2,136

Total expenses	0	0	0	45,124

NET LOSS ALLOCATED FROM WMT III SERIES H/J TRADING VEHICLE LLC	0	0	0	(60,065)

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	79,727	590,850	734,597	590,850
Change in unrealized	182,517	42,350	75,344	42,350
Interest income	14,813	51,781	34,548	51,781

Total revenues	277,057	684,981	844,489	684,981

EXPENSES
Brokerage commissions	1,775	4,595	4,076	4,595
Management fees	21,774	24,868	44,465	24,868
Incentive fees	46,067	120,326	148,890	120,326
General and administrative	8,645	2,105	17,236	2,105

Total expenses	78,261	151,894	214,667	151,894

NET INCOME ALLOCATED FROM WCM POOL LLC	198,796	533,087	629,822	533,087

NET INCOME	$121,317	$448,972	$475,789	$297,257

NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income per weighted average Limited and General Interest	$3.47	$9.66	$13.20	$6.11

Weighted average number of Limited and General Interests outstanding	34,916	46,458	36,036	48,662

See accompanying notes.

FUTURES STRATEGIC TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Six months ended June 30, 2008
Trust capital at December 31, 2007	$37,789.770	$4,174,087	$43,076	$4,217,163
Redemptions	(5,298.606)	(629,302)	(6,850)	(636,152)
Net income for the six months ended June 30, 2008		470,687	5,102	475,789

Trust capital at June 30, 2008	$32,491.164	$4,015,472	$41,328	$4,056,800

Six months ended June 30, 2007
Trust capital at December 31, 2006	$52,057.821	$5,165,353	$52,927	$5,218,280
Redemptions	(8,124.215)	(819,829)	(6,680)	(826,509)
Net income for the six months ended June 30, 2007		294,088	3,169	297,257

Trust capital at June 30, 2007	$43,933.606	$4,639,612	$49,416	$4,689,028

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

Effective November 1, 2006, the Trust allocated its net assets to WMT III Series H/J Trading Vehicle LLC, (the “Trading Vehicle”) and received a Voting Membership Interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle. The sole members of the Trading Vehicle were WMT III Series H, WMT III Series J and the Trust. The Trading Vehicle engaged in the speculative trading of futures contracts, options on futures contracts and forward currency contracts. Effective April 30, 2007, the Trading Vehicle liquidated and terminated the Trading Advisor agreement with Bridgewater Associates Inc. (“Bridgewater”), the trading advisor of the Trading Vehicle. Prior to the Trading Vehicle’s liquidation, the Trust became a member of WCM Pool LLC (the “Company”) on April 1, 2007. Subject to its agreement with the Company, the Trust transferred its assets from the Trading Vehicle to the Company, effective April 1, 2007, and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At June 30, 2008, the sole members of the Company are the Trust, Diversified Futures Fund L.P. (“DFF”), Diversified Futures Trust I (“DFT I”) and Kenmar Global Trust (“KGT”). Preferred is the Managing Owner of DFF, DFT I and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

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

The statement of financial condition as of June 30, 2008, the statements of operations for the three months and six months ended June 30, 2008 and 2007 and the statements of changes in trust capital for the six months ended June 30, 2008 and 2007, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of June 30, 2008, and the results of its operations for the three months and six months ended June 30, 2008 and 2007. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

For the six months ended June 30, 2008 and 2007, the Trust indirectly earned income or loss through investments in the Company and the Trading Vehicle (see Note 2).

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

The Trust adopted SFAS 157 in the first quarter of 2008. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements did not result in a change to the fair value of the Trust’s investments. Approximately $0 or 0.00% of the Trust’s investments at June 30, 2008 are classified as Level 1 or Level 2 and $4,031,859 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of the Trust’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $4,196,579 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$0	$4,031,859	$4,031,859

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$0	$4,196,579	$4,196,579

A table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 and 2007 is provided in Note 5 of these financial statements. Of the $629,822 and $473,022 of gains for the six months ended June 30, 2008 and 2007, respectively, reported on Level 3 investments in Note 5, $75,344 and $(50,521), respectively, represent a change in unrealized allocated from the Companies on the Trust’s condensed statements of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Trust adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Trust’s financial statements, as the Trust did not elect the fair value option for any eligible financial assets or liabilities.

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

FUTURES STRATEGIC TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

Costs and expenses charged to the Trust for the three months and six months ended June 30, 2008 and 2007 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commissions	$78,672	$85,257	$158,448	$177,112
General and administrative	0	0	0	0

	$78,672	$85,257	$158,448	$177,112

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable less any receivable from the Managing Owner on the statements of financial condition) as of June 30, 2008 and December 31, 2007 were $9,347 and $22,482, respectively.

Note 5.	INVESTMENTS IN THE COMPANIES

From November 1, 2006 to March 31, 2007, the Trust invested its assets in the Trading Vehicle. The investment in the Trading Vehicle was subject to the Organization Agreement of the Trading Vehicle. The Trading Vehicle entered into an advisory agreement with Bridgewater to make the trading decisions for the Trading Vehicle. Bridgewater managed approximately 100% of the assets of the Trading Vehicle pursuant to the Aggressive Pure Alpha Futures Only – A, No Benchmark program. On April 30, 2007, the Managing Owner terminated the Trading Advisor agreement with Bridgewater.

Effective April 1, 2007, the Trust withdrew its assets from the Trading Vehicle and invested them in the Company. The Trust’s investment in the Company represents approximately 19.47% and 20.83% of the net asset value of the Company at June 30, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Winton Capital Management (“Winton”) whereby Winton makes the trading decisions for the Company and, in turn, the Trust, pursuant to Winton’s Diversified Program.

FUTURES STRATEGIC TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENTS IN THE COMPANIES (CONTINUED)

The Trust records its proportionate share of each item of income and expense from the investments in the Companies in the statements of operations.

Summarized information for the Trust’s investments is as follows:

	Net Asset Value December 31, 2007	Investments	Gain*	Redemptions	Net Asset Value June 30, 2008
WCM Pool LLC	$4,196,579	$0	$629,822	$(794,542)	$4,031,859

	Net Asset Value December 31, 2006	Investments	Gain (loss)*	Redemptions	Net Asset Value June 30, 2007
WCM Pool LLC	$0	$5,002,950	$533,087	$(830,266)	$4,705,771

WMT III Series H/J Trading Vehicle LLC	$5,286,137	$0	$(60,065)	$(5,226,072)	$0

* Included in earnings

The Trust may make additional contributions to or redemptions from, the Company on a monthly basis.

Certain expenses allocated to the Trust from the Company are reimbursed by the Managing Owner at the Trust level.

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At June 30, 2008 and December 31, 2007, such segregated assets totaled $0 and $1,012, respectively. Part 30.7 of the CFTC regulations also requires the futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $0 and $0 at June 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

FUTURES STRATEGIC TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest performance data and other supplemental financial data for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Per Interest Performance (for an Interest outstanding throughout the entire period)
Net asset value, beginning of period	$121.03		$97.32		$111.60		$100.24

Net realized gain and change in net unrealized gain(1)	7.87	(5)	13.37	(5)	22.54	(5)	11.89	(6)
Interest income(1)	0.42	(5)	1.14	(5)	0.96	(5)	2.29	(6)
Expenses(1)	(4.46	)(5)	(5.10	)(5)	(10.24	)(5)	(7.69	)(6)

Net increase for the period	3.83		9.41		13.26		6.49

Net asset value, end of period	$124.86		$106.73		$124.86		$106.73

Total Return:(3)
Total return before incentive fees	4.25%		12.19%		15.35%		8.93%
Incentive fees	(1.09)%		(2.52)%		(3.47)%		(2.46)%

Total return after incentive fees	3.16%		9.67%		11.88%		6.47%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (4)	(8.97	)%(5)	(5.36	)%(5)	(8.63	)%(5)	(5.82	)%(6)
Incentive fees(3)	(1.09	)%(5)	(2.52	)%(5)	(3.47	)%(5)	(2.46	)%(6)

Net investment loss after incentive fees	(10.06	)%(5)	(7.88	)%(5)	(12.10	)%(5)	(8.28	)%(6)

Interest income(4)	1.40	%(5)	4.44	%(5)	1.62	%(5)	4.54	%(6)

Incentive fees(3)	1.09	%(5)	2.52	%(5)	3.47	%(5)	2.46	%(6)
Other expenses(4)	10.37	%(5)	9.80	%(5)	10.25	%(5)	10.36	%(6)

Total net expenses	11.46	%(5)	12.32	%(5)	13.72	%(5)	12.82	%(6)

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.
(5)	Includes the Trust’s proportionate share of income and expenses from WCM Pool LLC.
(6)

Includes the Trust’s proportionate share of income and expenses from WMT III Series H/J Trading Vehicle LLC from January 1, 2007 to March 31, 2007 and the Trust’s proportionate share of income and expenses from WCM Pool LLC from April 1, 2007 to June 30, 2007.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

June 30, 2008

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$20,522,091	$20,525,950
Interest receivable	27,910	47,642
Net unrealized gain on open contracts	850,734	434,983

Total assets	$21,400,735	$21,008,575

LIABILITIES
Accrued expenses	$56,663	$33,955
Management fees payable	35,816	70,084
Incentive fees payable	237,702	174,235
Redemptions payable	365,745	580,258

Total liabilities	695,926	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,312,092	3,165,178
Member DFT I	11,952,568	11,055,308
Member KGT	1,408,290	1,732,978
Member FST	4,031,859	4,196,579

Total members’ capital (Net Asset Value)	20,704,809	20,150,043

Total liabilities and members’ capital	$21,400,735	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008		December 31, 2007
Open Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	1.57%	$324,420	1.82%	$367,154
Currencies	0.52%	108,579	(0.24)%	(49,036)
Interest rates	0.11%	23,692	0.57%	115,021
Stock indicies	(0.05)%	(10,867)	0.09%	17,163

Net unrealized gain on futures contracts purchased	2.15%	445,824	2.24%	450,302

Futures contracts sold:
Commodities	0.03%	6,933	(0.01)%	(1,873)
Currencies	0.06%	11,908	(0.05)%	(9,014)
Interest rates	0.69%	141,478	(0.04)%	(8,288)
Stock indicies	1.18%	244,591	0.02%	3,856

Net unrealized gain (loss) on futures contracts sold	1.96%	404,910	(0.08)%	(15,319)

Net unrealized gain on open contracts	4.11%	$850,734	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Realized	$420,831	$2,746,110	$3,552,998	$877,449
Change in unrealized	922,093	206,110	415,751	539,361
Interest income	72,590	240,884	167,146	418,310

Total revenues	1,415,514	3,193,104	4,135,895	1,835,120

EXPENSES
Brokerage commissions	8,663	21,329	19,678	55,311
Management fees	106,155	115,641	214,786	204,152
Incentive fees	237,702	238,634	730,712	238,634
Operating expenses	42,003	9,793	83,134	17,673

Total expenses	394,523	385,397	1,048,310	515,770

NET INCOME	$1,020,991	$2,807,707	$3,087,585	$1,319,350

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Six months ended June 30, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(343,711)	(831,381)	(563,185)	(794,542)	(2,532,819)
Net income for the six months ended June 30, 2008	490,625	1,728,641	238,497	629,822	3,087,585

Balances at June 30, 2008	$3,312,092	$11,952,568	$1,408,290	$4,031,859	$20,704,809

Six months ended June 30, 2007
Balances at December 31, 2006	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Redemptions	(483,718)	(2,121,891)	(227,861)	(830,266)	(3,663,736)
Net income for the six months ended June 30, 2007	153,007	535,455	97,801	533,087	1,319,350

Balances at June 30, 2007	$3,305,453	$11,379,651	$2,013,915	$4,705,771	$21,404,790

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2008, and the statements of operations for the three months and six months ended June 30, 2008 and 2007 and the statements of changes in members’ capital (net asset value) for the six months ended June 30, 2008 and 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2008, and the results of operations for the three months and six months ended June 30, 2008 and 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member FST’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

The Company adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 157 did have on the Company’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements will not result in a change to the fair value of the Company’s investments. Of its net unrealized gain, approximately $850,734 or 100.00% of the Company’s investments at June 30, 2008 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157. Of its net unrealized gain, approximately $434,983 or 100.00% of the Company’s investments at December 31, 2007 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$850,734	$0	$0	$850,734

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$434,983	$0	$0	$434,983

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

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

The Company accrues and pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Company accrues monthly and pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the six months ended June 30, 2008 and 2007, the Trading Advisor earned incentive fees of $730,712 and $238,634, respectively, of which $237,702 remains payable at June 30, 2008.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2008 and December 31, 2007, such segregated assets totaled $16,862,096 and $17,941,562, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $321,843 and $48,961 at June 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2008, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2008 (Unaudited)				Six Months Ended June 30, 2008 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST
Total return(1),(4)
Total return before incentive fees	6.21%	6.21%	6.21%	6.21%	19.89%	19.88%	19.88%	19.89%
Incentive fees	(1.18)%	(1.18)%	(1.18)%	(1.18)%	(3.97)%	(3.96)%	(3.97)%	(3.97)%

Total return after incentive fees	5.03%	5.03%	5.03%	5.03%	15.92%	15.92%	15.91%	15.92%

Ratios to average net asset values:
Expenses prior to incentive fees(2)	3.02%	3.00%	3.06%	3.06%	3.05%	3.04%	3.10%	3.08%
Incentive fees(1)	1.16%	1.16%	1.14%	1.09%	3.52%	3.50%	3.65%	3.49%

Total expenses and incentive fees	4.18%	4.16%	4.20%	4.15%	6.57%	6.54%	6.75%	6.57%

Net investment loss(2), (3)	(1.62)%	(1.61)%	(1.65)%	(1.65)%	(1.45)%	(1.44)%	(1.44)%	(1.46)%

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.      FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2007 (Unaudited)				Six Months Ended June 30, 2007 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST
Total return(1),(4)
Total return before incentive fees	14.54%	14.54%	14.54%	14.65%	5.31%	5.31%	5.31%	14.65%
Incentive fees	(0.75)%	(0.73)%	(0.82)%	(2.79)%	(0.63)%	(0.62)%	(0.70)%	(2.79)%

Total return after incentive fees	13.79%	13.81%	13.72%	11.86%	4.68%	4.69%	4.61%	11.86%

Ratios to average net asset values:
Expenses prior to incentive fees(2)	2.67%	2.69%	2.65%	2.73%	2.76%	2.77%	2.76%	2.73%
Incentive fees(1)	0.69%	0.68%	0.75%	2.60%	0.66%	0.65%	0.76%	2.60%

Total expenses and incentive fees	3.36%	3.37%	3.40%	5.33%	3.42%	3.42%	3.52%	5.33%

Net investment income(2), (3)	1.72%	1.73%	1.71%	1.75%	1.36%	1.36%	1.38%	1.75%

Total returns are calculated based on the change in value of members’ capital during the period. An individual member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fees).
(4)	Includes realized and unrealized gains (losses) on securities transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2008 (“Second Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Futures Strategic Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The term “Trading Vehicle”, as used herein, refers either to the H/J Trading Vehicle or the WCM Pool, depending upon the applicable period discussed. The term “Trading Advisor”, as used herein, refers either to Bridgewater or,

Winton Capital Management Limited (“Winton”) depending upon the applicable period discussed. The term “Trading Advisory Agreement”, as used herein, refers either to the H/J Trading Vehicle Advisory Agreement or the WCM Pool Advisory Agreement, depending upon the applicable period discussed.

WCM Pool has entered into an advisory agreement (the “WCM Pool Advisory Agreement”) with Winton whereby Winton will make the trading decisions for the WCM Pool and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The Managing Owner evaluated the impact that adoption of SFAS 157 will have on Registrant’s financial statements. Based on an analysis by the Managing Owner, the effect of applying SFAS 157 to the investments included in Registrant’s financial statements will not result in a change to the fair value of Registrant’s investments. Approximately $0 or 0.00% of Registrant’s investments at June 30, 2008 are classified as Level 1 or Level 2 and $4,031,859 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of Registrant’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $4,196,579 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. A table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 and 2007 is provided in Note 5 of the Registrant’s financial statements. Of the $629,822 and $473,022 of gains for the six months ended June 30, 2008 and 2007, respectively, reported on Level 3 investments in Note 5, $75,344 and $(50,521), respectively, represent a change in unrealized allocated from the Trading Vehicles on the Registrant’s condensed statements of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

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

For Second Quarter 2008, the period January 1, 2008 to June 30, 2008 (“Year-To-Date 2008”), the period April 1, 2007 to June 30, 2007 (“Second Quarter 2007”) and the period January 1, 2007 to June 30, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $578,122 and $629,302, respectively. Redemptions of Limited Interests for Second Quarter 2007 and Year-To-Date 2007 were $481,502 and $819,829, respectively.

Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $5,619 and $6,850, respectively. Redemptions of General Interests for Second Quarter 2007 and Year-To-Date 2007 were $5,512 and $6,680, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2008, 99.39% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities (through its investment in the Trading Vehicle), Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant (either directly or through the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2008

While the US may not be in the “official” definition of recession, the tone of the economy was clearly recessionary like in the second quarter 2008, to an even greater degree than in the first quarter. Liquidity problems persisted and concern surrounding the viability of a number of financial institutions pervaded the atmosphere even after the Federal Reserve (“Fed”) bailout of Bear Stearns & Co. Inc in mid March. Inflation jitters appeared to increase throughout the quarter as crude oil surged over $140 per barrel (“pb”) and food costs increased significantly.

The spread between 10-year treasury notes and inflation-indexed securities, which measures the expected rate of inflation, steadily increased to over 2.5% at the end of June from roughly 2.3% in March. On a slightly positive note, the overall condition and liquidity within the credit markets appeared to improve at least marginally. The Federal Open Market Committee (“FMOC”) appeared to end its rate cut cycle at its June meeting. However, at this point the FMOC does not appear ready to initiate imminent rate increases as reflected in the statement from the June meeting, where the Fed displayed a clear concern for inflationary pressures but at the same time warned of a weakening economy and existing threats to global liquidity. Treasury yields moved steadily higher for much of the quarter before falling back slightly during the final half of June.

The employment picture worsened dramatically as the quarter developed, including an approximate 62,000 decline in June non-farm payroll as the unemployment rate rose to 5.5% versus 5.1% from the first quarter. In addition, weekly unemployment claims surged at the end of June. As for housing, it remains in a highly depressed state with no indication of a bottom in 2008. Manufacturing was mostly challenged with regional data from the New York, Chicago and Philly Fed showing weakness throughout the quarter. On the inflation front, both the Consumer Price Index and Producer Price Index rose during the quarter. The core measures of these indices were slightly more controlled but the energy component stoked inflationary fears. The first quarter Gross Domestic Product was revised up to 1.0% from 0.9% and the second quarter appeared to be tracking between 0.5% and 1.2% at the close of the period.

Currencies: The US dollar remained under pressure during much of June but towards the close of the quarter the dollar displayed some modest strength as both the Treasury and the Fed aggressively nudged a strong dollar policy. There were hints of intervention but none has been forthcoming. Overall for the quarter the euro was still up, closing the quarter over $1.58. The British pound rose to $1.99 as both the euro and pound appear to have put in tops. The Bank of Japan seems to be in a steady holding pattern. The People’s Bank of China extended its long running tight monetary policy and the dollar saw further gains to the yuan in June, extending its streak to twelve consecutive quarters of gains to the yuan. The Canadian dollar rose slightly in the second quarter while the Australian dollar was near a twenty-five year high. Meanwhile, the New Zealand dollar was down for the quarter, taking it to a slight year to date loss.

Energies: It was yet another record quarter for the energy sector. Front month crude hit a record high trading level on June 30 over $143 pb and ended the quarter up over 37%. The de-leveraging pressure noted in the first quarter was noticeably absent in the second quarter, while geopolitical concerns surrounding Nigeria, Israel/Iran and Venezuela persisted. However, supply/demand fundamentals held strong and Congress has not yet engaged in any meaningful legislation to curb speculation. China lifted some subsidies on petroleum in an effort to curb consumption. Reformulated gasoline rose despite clear evidence of at least modest demand destruction in the US. Gasoline futures have risen over 30% for the year to date within the Dow Jones AIG Index. Heating oil advanced to end the period and has surged over 50% year to date. Refining margins remain lean, lessening incentive to produce. The price of domestic natural gas surged from the first quarter and has rallied over 70% for the year. The Department of Energy’s natural gas supplies are down from last year and are below the five year average.

Agriculturals: Through the April and May planting period, the corn market traded within a modest range. Excessive precipitation across the central corn and bean belt resulted in planting delays, which in turn allowed prices to rally to a new, all time record high. For the entire second quarter, soybean prices moved higher in opposition to the Chicago Board of Trade Open Interest report. Prices closed the quarter approximately 50% higher while open interest fell. Global soybean demand remains practically insatiable, especially from the Peoples Republic of China. Wheat prices continued to return rocketing gains, a result of rampant corn prices and questionable crop prospects. In addition, the break in the record-setting Australian drought is as responsible as any single event in easing the global concerns of a feed grain shortage. Cotton prices gyrated wildly throughout the second quarter, while moving in a generally lower direction.

Indices: It was a difficult quarter for equities across the globe and the US was certainly no exception as it extended first quarter losses. Many of the same factors that weighed on sentiment in the first quarter were operative again in the second quarter. Financials were particularly weak as credit/liquidity concerns pervaded the atmosphere. Surging petroleum prices were an almost daily drag. The technology sector outperformed most other sectors and airlines and other energy sensitive area were challenged. This resulted in a second quarter loss of over 7% for the Dow Jones Industrial Index, taking the losses to over 14% year to date. The S&P 500 fell approximately 3% during the quarter as is down over 13% for the year. The NASDAQ fell just under 1% during the three months.

European equities had their worst quarterly performance in six years during the first quarter and the second quarter was another debacle. A hawkish European Central Bank (“ECB”) and mostly lackluster economic data from Germany, France, Italy and the UK kept prices on the defensive. In addition, the credit crunch and liquidity concerns were even more apparent during the second quarter with little sign of improvement. The German DAX lost over 2% to end the quarter following a 19% slide from the first quarter. The French CAC fell more than 6% after losing nearly 16% in the first quarter. London’s FTSE continued to struggle in the second quarter and posted an approximate 2% loss following the over 11% loss from the first quarter. Weakness in financials was particularly negative for the UK market. The Bank of England was not nearly as hawkish as the ECB and many market participants are looking for a rate cut later in the year.

Volatility continued to dominate the Asian equity markets during the period. Lackluster economic data within Japan and Asia in general weighed on sentiment and the weakness in US markets also served as a drag. In Hong Kong, the Hang Seng Index fell over 3% and in South Korea the Kospi Index slumped over 6%, with particular weakness in the end of the quarter. The New Zealand All Ordinaries Index experienced losses of almost 12% for quarter.

Metals: Geopolitical factors, concerns surrounding the global financial system, inflation fears and plunging global equities enticed demand for gold and metals in general. Gold saw a mixed picture during April and May but rebounded to gain approximately 4% in June, resulting in a slight overall gain for the quarter. As usual, silver followed suit on its parasitic role and ended the quarter with overall positive performance. Platinum prices increased as well and closed the quarter with a year-to-date gain above 35%.

With growing evidence of global economic malaise, base metals turned in mixed performance for the quarter. Global exchange warehouse inventories remain low for copper but the metal ended with positive quarterly performance. Aluminum finished June with strong performance for the quarter; however, zinc, nickel, lead and tin had overall negative performance for the period.

Softs and Livestock: Sugar advanced during the quarter with better than a 16% overall gain in June. Soaring input costs and years of low prices have led to lower production and some analysts are forecasting even lower production in 2009. The weak dollar was supportive of sugar, as well as other softs, throughout most of the quarter. Cocoa prices roared, closing up over 35%. Poor quality crops in much of West Africa, including the Ivory Coast, have helped support the rally. In addition, political tensions growing once again in the Ivory Coast, which produces about 40% of the world’s cocoa, are threatening to thwart production. Coffee posted solid gains during the quarter as well.

After lagging badly in the first quarter, live cattle prices joined the commodity train with an approximate 15% surge in the second quarter. Improved demand, shrinking supplies and high corn prices, which curbed herd size, were all attributable to the overall positive performance. Live hog prices capped the quarter with improved prices but are still down over 16% year to date within the Dow Jones AIG Index.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2008

Currencies: (+) This sector experienced a majority of its gains in the Australian dollar, Brazilian real, Mexican peso and euro versus yen cross. The majority of losses were experienced in the Japanese yen, New Zealand dollar and South African rand.

Energies: (+) This sector experienced gains in gasoline, heating oil, brent crude, crude oil, gas oil and natural gas. There were no losses incurred for the quarter overall.

Grains: (+) This sector experienced gains in corn, soybeans, soybean oil, bean oil and canola oil. Losses were seen in cotton and wheat.

Indices: (+) This sector experienced a majority of its gains in the DJ Stoxx 50, All Ordinaries, the DAX and the S&P 500. The majority of losses were made in the Nikkei, Taiwan SIMEX and the CAC 40.

Interest Rates: (-) This sector experienced a majority of its losses in US Treasury Notes, Eurodollars and Australian Bonds. The majority of gains were incurred in Euribor, Short Sterling and German Bonds.

Meats: (-) This sector experienced losses in feeder cattle, live cattle and live hogs. There were no gains in this sector for the quarter overall.

Metals: (-) This sector experienced losses in gold, silver, copper and aluminum. Gains were made in zinc, nickel and platinum.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 30, 2008 was $124.86, an increase of 11.88% from the December 31, 2007 Net Asset Value per Interest of $111.60 and an increase of 3.16% from the March 31, 2008

Net Asset Value per Interest of $121.03. The Net Asset Value per Interest as of June 30, 2007 was $106.73, an increase of 6.47% from the December 31, 2006 Net Asset Value per Interest of $100.24 and an increase of 9.67% from the March 31, 2007 Net Asset Value per Interest of $97.32. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $262,000 and $810,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $633,000 and $560,000, respectively.

Registrant’s average net asset level decreased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to the effect of redemptions which were partly offset by positive trading performance. Registrant’s average net asset level decreased during Second Quarter 2007 and Year-To-Date 2007 in comparison to the Second Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $15,000 and $35,000, respectively, a decrease of approximately $38,000 and $76,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $53,000 and $111,000, respectively, a decrease of approximately $19,000 and $22,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value on the first day of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $80,000 and $163,000, respectively, a decrease of approximately $10,000 and $24,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $90,000 and $187,000, respectively, a decrease of approximately $26,000 and $42,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on Registrant’s share of the Trading Vehicle’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $22,000 and $44,000, respectively, a decrease of approximately $3,000 and $19,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Management fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $25,000 and $63,000, respectively, an increase of approximately $3,000 and $19,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to the Trading Advisor being paid at a higher management fee rate for 2007 as compared to 2006.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the applicable Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $46,000 and $149,000, respectively. Incentive fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $120,000 and $120,000, respectively.

General and administrative expenses during Second Quarter 2008 and Year-To-Date 2008 were approximately $7,000 and $13,000, respectively. General and administrative expenses during Second Quarter 2007 and Year-To-Date 2007 were approximately $2,000 and $4,000, respectively. These expenses charged to the Registrant by the Managing Owner include accounting, audit, tax, and legal fees allocated from the Trading Vehicle.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

FUTURES STRATEGIC TRUST

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 12, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 12, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)