Form 10-Q
period 2009-06-30
FUTURES STRATEGIC TRUST
filed 2009-08-11
CIK 1005006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2009

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

JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

FUTURES STRATEGIC TRUST

FINANCIAL STATEMENTS

June 30, 2009

FUTURES STRATEGIC TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Cash	$36,794	$36,041
Redemptions receivable from WCM Pool LLC	49,537	7,575
Investment in WCM Pool LLC, at fair value (99.14% and 99.38% of net asset value, respectively)	3,145,766	3,929,018
Receivable from Managing Owner	663	553

Total assets	$3,232,760	$3,973,187

LIABILITIES
Redemptions payable	$49,532	$7,575
Administrative services payable	10,026	12,200

Total liabilities	59,558	19,775

TRUST CAPITAL (Net Asset Value)
Limited Interests (29,189.703 and 31,734.859
Interests outstanding) at June 30, 2009 and
December 31, 2008, respectively	3,173,202	3,913,335
General Interests (0 and 325 Interests outstanding) at June 30, 2009 and December 31, 2008, respectively	0	40,077

Total trust capital (Net Asset Value)	3,173,202	3,953,412

Total liabilities and trust capital	$3,232,760	$3,973,187

Net Asset Value per Limited and General Interest
June 30, 2009	December 31, 2008
$108.71	$123.31

See accompanying notes.

FUTURES STRATEGIC TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET LOSS FROM TRUST OPERATIONS
REVENUES
Interest income	$0	$0	$0	$213

Total revenues	0	0	0	213

EXPENSES
Administrative services	62,960	78,672	134,513	158,448
General and administrative	935	620	1,799	676

Total expenses	63,895	79,292	136,312	159,124

WCM Pool LLC administrative expenses borne by the Managing Owner and its affiliates	(1,021)	(1,813)	(2,661)	(4,878)

Net expenses	62,874	77,479	133,651	154,246

NET LOSS FROM TRUST OPERATIONS	(62,874)	(77,479)	(133,651)	(154,033)

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(242,558)	79,727	(199,771)	734,597
Change in unrealized	17,516	182,517	(55,584)	75,344
Interest income	12	14,813	252	34,548

Total revenues (losses)	(225,030)	277,057	(255,103)	844,489

EXPENSES
Brokerage commissions and transaction fees	1,350	1,775	2,357	4,076
Management fees	16,801	21,774	36,071	44,465
Incentive fees	0	46,067	223	148,890
General and administrative	5,781	8,645	14,331	17,236

Total expenses	23,932	78,261	52,982	214,667

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC	(248,962)	198,796	(308,085)	629,822

NET INCOME (LOSS)	$(311,836)	$121,317	$(441,736)	$475,789

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average Limited and General Interest	$(10.52)	$3.47	$(14.52)	$13.20

Weighted average number of Limited and General Interests outstanding	29,635	34,916	30,424	36,036

See accompanying notes.

FUTURES STRATEGIC TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Six months ended June 30, 2009
Trust capital at December 31, 2008	32,059.859	$3,913,335	$40,077	$3,953,412
Redemptions	(2,870.156)	(299,756)	(38,718)	(338,474)
Net loss for the six months ended June 30, 2009		(440,377)	(1,359)	(441,736)

Trust capital at June 30, 2009	29,189.703	$3,173,202	$0	$3,173,202

Six months ended June 30, 2008
Trust capital at December 31, 2007	37,789.770	$4,174,087	$43,076	$4,217,163
Redemptions	(5,298.606)	(629,302)	(6,850)	(636,152)
Net income for the six months ended June 30, 2008		470,687	5,102	475,789

Trust capital at June 30, 2008	32,491.164	$4,015,472	$41,328	$4,056,800

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

Effective May 5, 2009, Preferred Investment Solutions Corp., the managing owner of the Trust, which conducts and manages the business of the Trust, changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Effective December 1, 2008, the Trust Agreement no longer requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Trust. As such, the Managing Owner redeemed its entire Interest in the Trust in 2009.

Effective April 1, 2007, the Trust became a member of WCM Pool LLC (the “Company”). Subject to its agreement with the Company, the Trust received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At June 30, 2009, the sole members of the Company are the Trust, Diversified Futures Trust I (“DFT I”), Kenmar Global Trust (“KGT”), World Monitor Trust II Series D (“Series D”) and World Monitor Trust II Series F (“Series F”). On April 1, 2009, Series D and Series F received a voting membership interest in the Company. DFT I and KGT have been members of the Company since 2007. Preferred is the Managing Owner of DFT I, KGT, Series D and Series F and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Company executes transactions. Additionally, the Trust is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Company trades.

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

The condensed statement of financial condition as of June 30, 2009, and the condensed statements of operations and condensed statements of changes in trust capital for the three months and six months ended June 30, 2009 and 2008, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of June 30, 2009, and the results of its operations for the three months and six months ended June 30, 2009 and 2008. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

For the six months ended June 30, 2009 and 2008, the Trust indirectly earned income or loss through its investment in the Company (See Note 5).

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

The Trust has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a Statement of Changes in Trust Capital is provided.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Trust adopted SFAS 157 in the first quarter of 2008. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements did not result in a change to the fair value of the Trust’s investments.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$3,145,766	$0	$3,145,766

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$3,929,018	$0	$3,929,018
Transfers in (out)	$0	$3,929,018	$(3,929,018)	$0

Investment classified as Level 2 and Level 3 under SFAS 157 represents the Trust’s investment in the Company and is valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. Preferred determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to the Trust’s financial statements and therefore, the Trust’s investment in the Company should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 is included in Note 5 of these condensed financial statements. Of the $629,822 gain for the six months ended June 30, 2008 reported on Level 3 investments in Note 5, $75,344 represents a change in unrealized gain allocated from the Company on the Trust’s condensed statement of operations

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Trust adopted FSP FAS 157-4 effective January 1, 2009. As required, the Trust also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on the Trust’s financial statements. The adoption of these standards did not have an impact on the Trust’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for the Trust during the quarter ending June 30, 2009. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting SFAS 165 and its impact on the Trust’s financial statements. The adoption of SFAS 165 did not have a material impact on the Trust’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Trust on January 1, 2010. Preferred, as Managing Owner of the Trust, is evaluating the impact of adopting SFAS 166 and its impact on the Trust’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Trust on January 1, 2010. Preferred, as Managing Owner of the Trust, is evaluating the impact of adopting SFAS 167 and its impact on the Trust’s financial statements.

FUTURES STRATEGIC TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Trust during the interim period ending September 30, 2009. Preferred, as Managing Owner of the Trust, is evaluating the impact of adopting SFAS 168 and its impact on the Trust’s financial statements.

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

The Managing Owner, or parties engaged by the Managing Owner, perform services for the Trust which included, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. The Managing Owner pays the costs of these services incurred on behalf of the Trust as well as the Trust’s routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

Costs and expenses charged to the Trust for services performed and/or paid for by the Managing Owner on behalf of the Trust for the three months and six months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Administrative services	$62,960	$78,672	$134,513	$158,448

Expenses payable to the Managing Owner and its affiliates (which are included in administrative services payable less any receivable from the Managing Owner on the condensed statements of financial condition) as of June 30, 2009 and December 31, 2008 were $9,363 and $11,647, respectively.

Note 5.	INVESTMENT IN THE COMPANY

Effective April 1, 2007, the Trust invested its assets in the Company. The Trust’s investment in the Company represents approximately 11.47% and 24.36% of the net asset value of the Company at June 30, 2009 and December 31, 2008, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Winton Capital Management (“Winton”) whereby Winton makes the trading decisions for the Company and, in turn, the Trust, pursuant to Winton’s Diversified Program.

The Trust records its proportionate share of each item of income and expense from the investment in the Company in the condensed statements of operations.

Summarized information for the Trust’s investment is as follows:

	Net Asset Value December 31, 2008	Loss*	Redemptions	Net Asset Value June 30, 2009
WCM Pool LLC	$3,929,018	$(308,085)	$(475,167)	$3,145,766

	Net Asset Value December 31, 2007	Gain*	Redemptions	Net Asset Value June 30, 2008
WCM Pool LLC	$4,196,579	$629,822	$(794,542)	$4,031,859

*	Included in earnings and includes $(55,584) and $75,344, for the six months ended June 30, 2009 and 2008, respectively, attributable to the change in unrealized gains (losses).

FUTURES STRATEGIC TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN THE COMPANY (CONTINUED)

The Trust may make additional contributions to, or redemptions from, the Company on a monthly basis.

Certain expenses allocated to the Trust from the Company are reimbursed by the Managing Owner at the Trust level.

Note 6.	INCOME TAX REPORTING

There have been no differences between the tax basis and book basis of assets, liabilities or interest holders’ capital since inception of the Trust.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At June 30, 2009 and December 31, 2008, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires the futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $0 and $0 at June 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

FUTURES STRATEGIC TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Interest performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for an Interest outstanding throughout the entire period)
Net asset value, beginning of period	$119.13	$121.03	$123.31	$111.60

Net realized and change in net unrealized gain (loss) on commodity transactions(1), (5)	(7.49)	7.87	(8.48)	22.54
Interest income(1), (5)	0.00	0.42	0.01	0.96
Expenses(1), (5)	(2.93)	(4.46)	(6.13)	(10.24)

Net increase (decrease) for the period	(10.42)	3.83	(14.60)	13.26

Net asset value, end of period	$108.71	$124.86	$108.71	$124.86

Total Return:(3)
Total return before incentive fees	(8.75)%	4.25%	(11.83)%	15.35%
Incentive fees	0.00%	(1.09)%	(0.01)%	(3.47)%

Total return after incentive fees	(8.75)%	3.16%	(11.84)%	11.88%

Supplemental Data
Ratios to average net asset value:(5)
Net investment loss before incentive fees(2), (4)	(10.33)%	(8.97)%	(10.40)%	(8.63)%
Incentive fees(3)	0.00%	(1.09)%	(0.01)%	(3.47)%

Net investment loss after incentive fees	(10.33)%	(10.06)%	(10.41)%	(12.10)%

Interest income(4)	0.00%	1.40%	0.01%	1.62%

Incentive fees(3)	0.00%	1.09%	0.01%	3.47%
Other expenses(4)	10.33%	10.37%	10.41%	10.25%

Total net expenses	10.33%	11.46%	10.42%	13.72%

Total returns are calculated based on the change in value of an Interest during the period. An individual Interest holder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)

Interest income per Interest and expenses per Interest are calculated by dividing interest income and expenses by the weighted average number of Interests outstanding during the period. Net realized and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per Interest with the other per Interest information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Not annualized.

(4)	Annualized.

(5)	Includes the Trust’s proportionate share of income and expenses from WCM Pool LLC for the three months and six months ended June 30, 2009 and 2008.

FUTURES STRATEGIC TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	SUBSEQUENT EVENT

The Managing Owner has evaluated events and transactions that occurred between June 30, 2009 and August 11, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

June 30, 2009

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$28,349,784	$19,431,990
Interest receivable	0	479
Net unrealized gain on open futures contracts	100,763	269,887

Total assets	$28,450,547	$19,702,356

LIABILITIES
Accrued expenses payable	$61,022	$38,738
Interest payable	14	0
Management fees payable	48,211	66,550
Incentive fees payable	0	100,116
Redemptions payable	908,915	3,367,541

Total liabilities	1,018,162	3,572,945

MEMBERS’ CAPITAL (Net Asset Value)
Member DFT I	9,436,207	11,561,900
Member KGT	158,649	638,493
Member FST	3,145,766	3,929,018
Member Series D	3,927,779	0
Member Series F	10,763,984	0

Total members’ capital (Net Asset Value)	27,432,385	16,129,411

Total liabilities and members’ capital	$28,450,547	$19,702,356

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009		December 31, 2008
Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.09)%	$(25,176)	0.00%	$32
Currencies	0.57%	155,384	0.20%	31,725
Interest rates	0.01%	2,475	2.32%	375,048
Stock indicies	0.01%	3,127	0.00%	0

Net unrealized gain on futures contracts purchased	0.50%	135,810	2.52%	406,805

Futures contracts sold:
Commodities	0.07%	19,469	(0.27)%	(43,517)
Currencies	0.01%	2,209	(0.58)%	(92,971)
Interest rates	(0.21)%	(56,482)	0.00%	(833)
Stock indices	0.00%	(243)	0.00%	403

Net unrealized loss on futures contracts sold	(0.13)%	(35,047)	(0.85)%	(136,918)

Net unrealized gain on open futures contracts	0.37%	$100,763	1.67%	$269,887

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Realized	$(2,214,038)	$420,831	$(2,039,238)	$3,552,998
Change in unrealized	134,831	922,093	(169,124)	415,751
Interest income	103	72,590	1,096	167,146

Total revenues (losses)	(2,079,104)	1,415,514	(2,207,266)	4,135,895

EXPENSES
Brokerage commissions	12,330	8,663	16,507	19,678
Management fees	154,014	106,155	233,798	214,786
Incentive fees	0	237,702	593	730,712
Operating expenses	52,913	42,003	88,301	83,134

Total expenses	219,257	394,523	339,199	1,048,310

NET INCOME (LOSS)	$(2,298,361)	$1,020,991	$(2,546,465)	$3,087,585

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Members’ Capital
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Six months ended June 30, 2009
Balances at December 31, 2008	$11,561,900	$638,493	$3,929,018	$0	$0	$16,129,411
Additions	0	0	0	4,887,000	14,195,000	19,082,000
Redemptions	(1,198,094)	(451,607)	(475,167)	(624,093)	(2,483,600)	(5,232,561)
Net loss for the six months ended June 30, 2009	(927,599)	(28,237)	(308,085)	(335,128)	(947,416)	(2,546,465)

Balances at June 30, 2009	$9,436,207	$158,649	$3,145,766	$3,927,779	$10,763,984	$27,432,385

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Six months ended June 30, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(343,711)	(831,381)	(563,185)	(794,542)	(2,532,819)
Net income for the six months ended June 30, 2008	490,625	1,728,641	238,497	629,822	3,087,585

Balances at June 30, 2008	$3,312,092	$11,952,568	$1,408,290	$4,031,859	$20,704,809

See accompanying notes.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The Company currently consists of five members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), Kenmar Global Trust (“Member KGT”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). Diversified Futures Fund L.P. (“Member DFF LP”) redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Company. Member DFT I, Member FST and Member KGT have been members of the Company since 2007. Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred”). Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the Managing Owner of each of the Company’s members and has been delegated administrative authority over the operations of the Company.

The Company is a Member-managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company operates under an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of June 30, 2009, and the condensed statements of operations and the condensed statements of changes in members’ capital (net asset value) for the three months and six months ended June 30, 2009 and 2008, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, (consisting of only normal recurring adjustments), necessary to state fairly the financial position of the Company as of June 30, 2009, and the results of operations for the three months and six months ended June 30, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Member’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The Company has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a statement of changes in members’ capital (net asset value) is provided.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact on the investments required to be carried at fair value in these financial statements.

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on June 30, 2009 or December 31, 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$100,763	$0	$0	$100,763

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for the Company during the quarter ending June 30, 2009. Preferred evaluated the impact of adopting SFAS 165 and its impact on the Company’s financial statements. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company on January 1, 2010. Preferred is evaluating the impact of adopting SFAS 166 and its impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on January 1, 2010. Preferred is evaluating the impact of adopting SFAS 167 and its impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during the interim period ending September 30, 2009. Preferred is evaluating the impact of adopting SFAS 168 and its impact on the Company’s financial statements.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2009 and December 31, 2008, restricted cash totaled $1,588,840 and $670,420, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the six months ended June 30, 2009 and 2008, the Trading Advisor earned incentive fees of $593 and $730,712, respectively, of which $0 remains payable at June 30, 2009.

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

The expenses incurred by the Company for services performed by Preferred for the Company for the three months and six months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative	$8,810	$5,555	$17,080	$10,365

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of June 30, 2009 and December 31, 2008 were $6,125 and $7,480, respectively.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Credit Risk (Continued)

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2009 and December 31, 2008, such segregated assets totaled $23,351,272 and $12,595,893, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(52,326) and $1,274,591 at June 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2009, all open futures contracts mature within twenty four months.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2009 (Unaudited)					Six Months Ended June 30, 2009 (Unaudited)
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Member DFT I	Member KGT	Member FST	Member Series D(5)	Member Series F(5)
Total return:(1), (4)
Total return before incentive fee	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(8.56)%	(8.56)%	(8.56)%	(7.06)%	(7.06)%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%	0.00%	0.00%

Total return after incentive fee	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(8.55)%	(8.55)%	(8.55)%	(7.06)%	(7.06)%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	2.87%	3.14%	2.87%	2.91%	2.92%	2.97%	3.22%	2.97%	2.91%	2.92%
Incentive fee(1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%	0.01%	0.00%	0.00%

Total expenses and incentive fee	2.87%	3.14%	2.87%	2.91%	2.92%	2.97%	3.27%	2.98%	2.91%	2.92%

Net investment loss(2), (3)	(2.87)%	(3.14)%	(2.87)%	(2.91)%	(2.92)%	(2.95)%	(3.20)%	(2.95)%	(2.91)%	(2.92)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fee).

(4)	Includes realized and unrealized gains (losses) on securities transactions.

(5)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2008 (Unaudited)				Six Months Ended June 30, 2008 (Unaudited)
	Member DFF LP(5)	Member DFT I	Member KGT	Member FST	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return:(1), (4)
Total return before incentive fees	6.21%	6.21%	6.21%	6.21%	19.89%	19.88%	19.88%	19.89%
Incentive fees	(1.18)%	(1.18)%	(1.18)%	(1.18)%	(3.97)%	(3.96)%	(3.97)%	(3.97)%

Total return after incentive fees	5.03%	5.03%	5.03%	5.03%	15.92%	15.92%	15.91%	15.92%

Ratios to average net asset values:
Expenses prior to incentive fees(2)	3.02%	3.00%	3.06%	3.06%	3.05%	3.04%	3.10%	3.08%
Incentive fees(1)	1.16%	1.16%	1.14%	1.09%	3.52%	3.50%	3.65%	3.49%

Total expenses and incentive fees	4.18%	4.16%	4.20%	4.15%	6.57%	6.54%	6.75%	6.57%

Net investment loss(2), (3)	(1.62)%	(1.61)%	(1.65)%	(1.65)%	(1.45)%	(1.44)%	(1.44)%	(1.46)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fees).

(4)	Includes realized and unrealized gains (losses) on securities transactions.

(5)	Member DFF LP redeemed all of its membership interest in the Company and terminated its fund operations as of December 31, 2008.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	SUBSEQUENT EVENT

The Managing Owner, has evaluated events and transactions that occurred between June 30, 2009 and August 11, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2009 (“Second Quarter 2009”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of Futures Strategic Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed.

Preferred has been the Managing Owner of Registrant since October 1, 2004.

Effective December 1, 2008, in accordance with the Trust Agreement, the Managing Owner is no longer required to maintain a capital account equal to 1% of the total capital accounts of the Registrant. As such, the Managing Owner redeemed its entire interest in the Registrant in 2009.

The Trading Advisors and the Trading Vehicles

Effective April 1, 2007, Registrant withdrew as a member of the WMT III Series H/J Trading Vehicle LLC (the “H/J Trading Vehicle”) and contributed its net assets to WCM Pool LLC (“WCM Pool”), a Delaware limited liability company, and received a voting membership interest in WCM Pool. (The H/J Trading Vehicle subsequently liquidated and terminated the H/J Trading Vehicle Advisory Agreement on April 30, 2007). WCM Pool was formed to function as an aggregate trading vehicle for its members. As of June 30, 2009, the sole members of WCM Pool are the Registrant, Diversified Futures Trust I, Kenmar Global Trust, World Monitor Trust II – Series D and World Monitor Trust II – Series F. Effective April 1, 2009, World Monitor Trust II – Series D and World Monitor Trust II – Series F received a voting membership interest into WCM Pool. All other members have had a voting membership interest in WCM Pool since 2007. Preferred has been delegated administrative authority over the operations of WCM Pool. WCM Pool engages in the speculative trading of futures and forwards contracts. The financial statements of WCM Pool, including the condensed schedule of investments, are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

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

The term “Trading Vehicle”, as used herein, refers either to the H/J Trading Vehicle or the WCM Pool, depending upon the applicable period discussed. The term “Trading Advisor”, as used herein, refers either to Bridgewater Associates, Inc. or Winton, depending upon the applicable period discussed. The term “Trading Advisory Agreement”, as used herein, refers either to the H/J Trading Vehicle Advisory Agreement or the WCM Pool Advisory Agreement, depending upon the applicable period discussed.

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

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 pm on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $0 or 0.00% of the Registrant’s investment at June 30, 2009 is classified as Level 1 or Level 3 and $3,145,766 or 100.00% is classified as Level 2 using the fair value hierarchy of SFAS 157. $0 or 0.00% of Registrant’s investment at December 31, 2008 is classified as Level 1 or Level 3 and $3,929,018 or 100.00% is classified as Level 2 using the fair value hierarchy of SFAS 157.

Investment classified as Level 3 under SFAS 157 represents the Registrant’s investment in the Trading Vehicle and is valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to the Registrant’s financial statements and therefore the Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 is provided in Note 5 of the Registrant’s financial statements. Of the $629,822 gain for the six months ended June 30, 2008 reported on Level 3 investments in Note 5, $75,344 represents a change in unrealized gain allocated from the Trading Vehicle on the Registrant’s condensed statement of operations.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Registrant on January 1, 2010. The Managing Owner is evaluating the impact of adopting SFAS 167 and its impact on the Registrant’s financial statements.

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

For Second Quarter 2009, the period January 1, 2009 to June 30, 2009 (“Year-To-Date 2009”), the period April 1, 2008 to June 30, 2008 (“Second Quarter 2008”), and the period January 1, 2008 to June 30, 2008 (“Year-To-Date 2008”) there were no subscriptions of Limited or General Interests.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Second Quarter 2009 and Year-To-Date 2009 were $96,058 and $299,756, respectively. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $578,122 and $629,302, respectively.

Redemptions of General Interests for Second Quarter 2009 and Year-To-Date 2009 were $0 and $38,718, respectively. Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $5,619 and $6,850, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2009, 99.14% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities (through its investment in the Trading Vehicle), Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant (either directly or through the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2009 and Second Quarter 2008:

Second Quarter 2009

The second quarter of 2009 displayed snippets of evidence that the US economy had bottomed but the problem remained that two key areas, housing and employment, showed only modest indications of a turnaround. US economic metrics were far from optimistic during the quarter as the unemployment rate rose to 9.5%, and many market participants believe it is possible that it will climb above the double-digit mark during the second-half of 2009. Since December 2007, the US lost approximately 6.5 million jobs, of which 1.3 million were lost in the past quarter. As for the stimulus packages, they are making their way into the economy, but at a snail’s pace. The third quarter could see a larger macro impact.

US Treasury yields steepened through most of the quarter. In May, a downward less-than-expected revision of the first quarter GDP encouraged risk taking and the yield curve hinted the economy was in a recovery cycle. The June Federal Open Market Committee meeting indicated that the Fed would maintain an accommodative policy through year end and they expressed little concern on inflation. While the yield curve still indicates the economy is in recovery mode, it does not foreshadow a quick “V” shaped recovery but rather an extended “U” pattern. The Federal Reserve kept rates at 0 to 25 basis points through the quarter. The Bank of England and the Bank of Japan (“BOJ”) kept key rates unchanged through the quarter as well. Japan continued in a recession during the quarter but, as in the US and Eurozone, the worst appears to be over. After being criticized for lowering rates only 25 basis points in April, the European Central Bank (“ECB”) cut rates by another 25 basis points to 1.00% in May. Jean Claude Trichet, ECB president, made it apparent they were likely finished cutting rates for the near future.

The US Dollar Index ended the quarter with a loss of approximately 5%. The US currency survived calls from Russia and the other BRIC nations for a so-called “supranational” currency. An increased appetite for risk weighed on the dollar for much of the quarter, although that appeared to lessen toward the end of June. After being annihilated in the first quarter, the pound managed a solid recovery on indications that UK housing may have bottomed. The euro finished the second quarter up approximately 6% on the dollar. The Japanese yen ended the quarter up overall and the BOJ continued to engage in heavy stimulus activity.

It was a positive overall quarter for global equities, however, US equities lost some ground in June in what appeared to be a correction due to concerns surrounding consumers, housing and employment. Energy and financial stocks led the US rally as the Dow Jones Industrial Average, S&P 500 and NASDAQ all gained approximately 11%, 15% and 20%, respectively, for the quarter. A similar pattern unfolded in Europe with modest losses in June within solid quarterly performance. The STOXX 600, a broad measure of European equities, rose approximately 16% during the quarter. The CAC and the DAX closed the quarter with gains as well. In Asia, the Nikkei jumped over 22% as concerns surrounding North Korea’s nuclear program served as only brief interruptions. The particularly volatile Hang Seng rose approximately 23%, while the Australian All Ordinaries Index and Korea’s

Kospi rallied as well. Russian stocks recovered as the quarter progressed in a rally that began at the end March. Improved oil prices were a primary motivator of the turnaround.

Crude followed movements of the equity markets, offsetting ongoing demand destruction, which seems to have been discounted by the market. In addition, the weakening US dollar, “economic optimism” based on Asian and US data, continued disruption of output by rebel groups in Nigeria and Chinese stockpiling fueled crude’s rally as it surged approximately 44% within the Dow Jones-UBS Commodity Index (“DJUBS”) during the quarter. For natural gas, temperatures ran cool in key consuming regions, keeping demand in check. Heating oil ended the quarter with an approximate 28% gain within the DJUBS. Reformulated gasoline had a strong quarter as gasoline at the pump continued to rise but demand still ran down 2.5% from last year. With supplies more than 22% ahead of last year and storage facilities full, natural gas finished the quarter up only 4% within the DJUBS.

Reduced global financial market fears diminished flight-to-safety demand for gold during the second quarter as gold finished relatively flat for the quarter. Silver closed out the period with an approximate 5% gain as jewelry demand was quiet, although there was a slight increase in India’s purchases. China was a periodic buyer. Base metals witnessed overall gains across the board in the quarter, mainly attributable to China’s strategic commodity re-stocking, the weaker US dollar, investment demand and economic optimism. Profits of over 52%, 22%, 18% and 17% for nickel, copper, zinc and aluminum, respectively, within the DJUBS, were showcased through the quarter.

Fear that the H1N1 Influenza (Swine Flu) would somehow be spread overseas from pork products originating in the U.S. led to bans on US pork products, resulting in an approximate 2% loss within the DJUBS during the quarter. For the first half of the quarter, cotton prices reacted bullishly to the uncertain weather conditions and the quarter ended up approximately 15% within the DJUBS. Planting time fears saw grain prices rally in April and May, hitting a nine month high due to the overly wet conditions, which kept farmers from getting their steel in the field. However, once conditions dried out and forecasts for more spring-like weather were predicted, all the upside gains were given back during the month of June as the USDA Planting Acreage Report rattled the agricultural markets. The downside effect on soybeans was not quite as pronounced, however, as this crop can be planted later in the season with much less attributable yield loss. Sugar ended the quarter with profits of over 32% within the DJUBS as prices were driven higher by steady demand patterns out of India, the world’s biggest consumer; changing global weather patterns which threatened production in Brazil, the world’s largest producer; investment interest and a weak US dollar. Coffee finished the quarter up approximately 2% within the DJUBS, attributable to a weak dollar, solid technicals and the relief from a threat of adverse weather.

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

Sector Performance

Due to the nature of Registrant’s trading activities through its investment in the Trading Vehicle, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2009 and Second Quarter 2008 are presented below.

Second Quarter 2009

Currencies: (-) Registrant experienced a majority of its gains in the Australian and New Zealand dollars. The majority of losses were seen in the British pound, Canadian dollar, euro and Japanese yen.

Energies: (-) Registrant experienced gains in natural gas. Losses were incurred in reformulated gasoline, crude oil and Brent crude.

Grains: (+) Registrant experienced gains in wheat, corn and soybeans. Losses were incurred in cotton.

Indices: (-) Registrant experienced a majority of its losses in the DAX, DJ STOXX, London FTSE, Hang Seng, Nasdaq, Nikkei and the S&P 500.

Interest Rates: (-) Registrant experienced a majority of its losses in US Treasury Notes, German Bund and Bobl and Japanese Government Bonds.

Meats: (+) Registrant experienced gains in live hogs. Losses were incurred in live and feeder cattle.

Metals: (-) Registrant experienced losses in nickel, copper, silver, gold, aluminum and zinc.

Softs: (+) Registrant experienced gains in sugar. Losses were incurred in coffee and cocoa.

Second Quarter 2008

Currencies: (+) Registrant experienced a majority of its gains in the Australian dollar, Brazilian real, Mexican peso and euro versus yen cross. The majority of losses were experienced in the Japanese yen, New Zealand dollar and South African rand.

Energies: (+) Registrant experienced gains in gasoline, heating oil, brent crude, crude oil, gas oil and natural gas. There were no losses incurred for the quarter overall.

Grains: (+) Registrant experienced gains in corn, soybeans, soybean oil, bean oil and canola oil. Losses were seen in cotton and wheat.

Indices: (+) Registrant experienced a majority of its gains in the DJ Stoxx 50, All Ordinaries, the DAX and the S&P 500. The majority of losses were made in the Nikkei, Taiwan SIMEX and the CAC 40.

Interest Rates: (-) Registrant experienced a majority of its losses in US Treasury Notes, Eurodollars and Australian Bonds. The majority of gains were incurred in Euribor, Short Sterling and German Bonds.

Meats: (-) Registrant experienced losses in feeder cattle, live cattle and live hogs. There were no gains in this sector for the quarter overall.

Metals: (-) Registrant experienced losses in gold, silver, copper and aluminum. Gains were made in zinc, nickel and platinum.

Softs: (+) Registrant experienced gains in coffee and cocoa. Losses were seen in sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 30, 2009 was $108.71, a decrease of 11.84% from the December 31, 2008 Net Asset Value per Interest of $123.31 and a decrease of 8.75% from the March 31, 2009 Net Asset Value per Interest of $119.13. The Net Asset Value per Interest as of June 30, 2008 was $124.86, an increase of 11.88% from the December 31, 2007 Net Asset Value per Interest of $111.60 and an increase of 3.16% from the March 31, 2008 Net Asset Value per Interest of $121.03. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $(225,000) and $(255,000), respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $262,000 and $810,000, respectively.

Registrant’s average net asset level decreased during Second Quarter 2009 and Year-To-Date 2009 in comparison to Second Quarter 2008 and Year-To-Date 2008, primarily due to the effect of negative trading performance and redemptions. Registrant’s average net asset level decreased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007, primarily due to the effect of redemptions which were partly offset by positive trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2009 and Year-To-Date 2009 were approximately $0 and $0, respectively, a decrease of approximately $15,000 and $35,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $15,000 and $35,000, respectively, a decrease of approximately $38,000 and $76,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above and declining interest rates.

Commissions and administrative services are calculated on Registrant’s Net Asset Value on the first day of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions, administrative services and other transaction fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $64,000 and $137,000 respectively, a decrease of approximately $16,000 and $26,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above. Commissions, administrative services and other transaction fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $80,000 and $163,000, respectively, a decrease of approximately $10,000 and $24,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on Registrant’s share of the Trading Vehicle’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during

Second Quarter 2009 and Year-To-Date 2009 were approximately $17,000 and $36,000, respectively, a decrease of approximately $5,000 and $8,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above. Management fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $22,000 and $44,000, respectively, a decrease of approximately $3,000 and $19,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the applicable Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Second Quarter 2009 and Year-To-Date 2009 were $0 and $223, respectively. Incentive fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $46,000 and $149,000, respectively.

General and administrative expenses net of any reimbursement from the Managing Owner during Second Quarter 2009 and Year-To-Date 2009 were approximately $6,000 and $13,000, respectively. Reimbursement received by the Registrant from the Managing Owner totaled approximately $1,000 and $3,000 during Second Quarter 2009 and Year-To-Date 2009, respectively. General and administrative expenses net of any reimbursement from the Managing Owner during Second Quarter 2008 and Year-To-Date 2008 were approximately $7,000 and $13,000, respectively. Reimbursement received by the Registrant from the Managing Owner totaled approximately $2,000 and $5,000 during Second Quarter 2008 and Year-To-Date 2008, respectively. These expenses charged to the Registrant by the Managing Owner include accounting, audit, tax, and legal fees allocated from the Trading Vehicle.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

FUTURES STRATEGIC TRUST

By:	Kenmar Preferred Investments Corp., its managing owner

	By:	/s/ Kenneth A. Shewer		Date: August 11, 2009
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 11, 2009
		Name:	David K. Spohr
		Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)